Form 10-K
period 1996-03-31
PANDA PROJECT INC
filed 1996-06-27
CIK 917736

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ANNUAL REPORT

                               ------------------
(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended MARCH 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number 0-24030

                             THE PANDA PROJECT, INC.
             (Exact name of registrant as specified in its charter)

         FLORIDA                                                  65-0323354
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5201 CONGRESS AVENUE, C100
    BOCA RATON, FLORIDA                                             33487
(Address of principal executive offices)                         (Zip Code)

                                 (407) 994-2300
              (Registrant's telephone number, including area code)

                              ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate Market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at June 20, 1996:

                                 $88,116,528

Number of shares of Common Stock, $.01 par value, outstanding at June 20, 1996.

                                   8,923,675

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than July 29, 1996.

11                             THE PANDA PROJECT, INC.
                                    FORM 10-K
                                      INDEX

                                PART I

                                                                       PAGE

Item 1.      Business..................................................  1
Item 2.      Properties................................................  9
Item 3.      Legal Proceedings......................................... 10
Item 4.      Submission of Matters to a Vote of
              Security Holders......................................... 10

                                PART II

Item 5.      Market for Registrant's Common Equity
              and Related Stockholder Matters.......................... 10
Item 6.      Selected Financial Data................................... 11
Item 7.      Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations............................................ 12
Item 8.      Financial Statements and Supplementary
              Data..................................................... 21
Item 9.      Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosures.................. 21

                               PART III

Item 10.     Directors and Executive Officers of
              Registrant............................................... 21
Item 11.     Executive Compensation.................................... 23
Item 12.     Security Ownership of Certain Beneficial
              Owners and Management.................................... 23
Item 13.     Certain Relationships and Related
              Transactions............................................. 23

                                PART IV

Item 14.     Exhibits, Financial Statement Schedules
              and Reports on Form 8-K.................................. 23

Signatures............................................................. 26

                                     PART I

ITEM 1.  BUSINESS

         The Panda Project, Inc. (the "Company") is a computer technology company engaged in the development, manufacture and sale of products incorporating the Company's proprietary semiconductor packaging and printed circuit board ("PCB") technology (the "Archistrat Technology Products") and a line of powerful, modular computers (the "Archistrat Computers"). The Archistrat Technology Products have been developed to increase the efficiency and functionality and reduce the size of semiconductor packages in PCBs. The Archistrat Computers are designed to accommodate a variety of microprocessors and peripheral devices configured in separate modules, permitting the user to upgrade or reconfigure the computer quickly and at minimal cost by plugging PCBs to the computer. The Company believes that its products will satisfy rapidly evolving customer requirements in the computer, telecommunications, automotive and other electronics industries by facilitating the use of new generations of more powerful and complex microprocessors and other devices. The Company operates in two divisions: its Archistrat Technologies Division, which is responsible for the development, manufacture and marketing of the Archistrat Technology Products and related technologies, and its Archistrat Systems Division which is responsible for the development, manufacture and marketing of the Archistrat Computers.

ARCHISTRAT TECHNOLOGIES

         The proliferation of increasingly comprehensive and sophisticated computer operating systems and applications software and the increased use of the Internet have created the need for substantially greater, more complex and faster data transmission throughout the computer. While advances in semiconductor design have been responsible for much of the increase in computing functionality and speed over the last three decades, the Company believes that comparable advances can be made by improving the way in which the individual components of a computer are connected. The Company's Archistrat Technology Products incorporate designs which the Company believes will have significant advantages over currently available semiconductor packaging and interconnect devices, including:

         HIGHER DENSITY OF ELECTRICAL CONNECTIONS. The Archistrat Technology Products embody proprietary geometries that allow the placement of a greater number of conductive leads (as many as 1,184 contacts per square inch in certain configurations) than is possible with conventional designs, permitting them to access and transport the increased volume of information generated by today's powerful microprocessors.

         REDUCED SIZE. Due to their higher contact density, the Archistrat Technology Products require less surface area than is required by conventional semiconductor packages and interconnect devices to accommodate the same number of leads, which improves the performance and portability of computers and other electronic equipment that incorporate such products.

         SUPERIOR ELECTRICAL AND THERMAL CHARACTERISTICS. The Archistrat Technology Products are designed to provide faster electrical connections while minimizing the interference (inductance) which can occur in a high density electrical environment. The products are also constructed of materials which dissipate heat better than conventional designs and, the Company believes, will withstand the rigors of automotive and other high-heat applications.

         COMPATIBILITY; REDUCED COST OF MANUFACTURE. The Archistrat Technology Products are intended to be compatible with existing industry standards. Thus, for example, while the Company's VSPA product incorporates a proprietary array of electrical leads, the space (pitch) between such leads, which is of critical importance in the computer manufacturing process, is no smaller than that of conventional packages. In addition, because the integration of Archistrat Technology Products with microprocessors and other peripherals requires fewer steps than conventional technologies, the Company believes manufacturers utilizing Archistrat Technology Products will experience reduced production costs.

        CONVENTIONAL SEMICONDUCTOR PACKAGING AND INTERCONNECT TECHNOLOGY

         Semiconductor packages are ceramic or plastic packages that house and protect the small silicon components (each referred to as a "die") responsible for performing a computer's functions, such as the microprocessor, memory or other devices that perform specialized tasks. They also provide conductive leads through which electric signals containing data processed by the die can be accessed at various contact points on the die. Once a die is encased in a semiconductor package (the integrated package is referred to as a "module"), its leads, typically along with those of several other devices, are connected to a multi-layered PCB. Generally, the leads in currently available semiconductor packages either emerge from the package's perimeter in a single layer ("peripherally-leaded packages") or they emerge and extend perpendicularly from the bottom of the package in several rows ("pin-grid-array packages" or "PGAs"). The leads extending from peripherally-leaded packages are usually mounted directly to the surface layer of the PCB (using surface mounted technology or "SMT"), while the leads extending from pin-grid-array packages are either plugged into a base mounted on the PCB or inserted directly into holes (known as "through-holes") drilled through each of the PCB's layers. Copper traces (copper lines capable of carrying electric current) imprinted on several of the PCB's layers transport electric signals traveling through the leads to various other components within the computer, such as leads for other modules or hard disk drives.

         Expensive dies, such as the Intel Pentium and Pentium Pro microprocessors, are usually packaged in PGAs. The leads of PGAs can be plugged into a socket, which in turn may be mounted onto the PCB using either SMT or through-hole techniques. The use of a socket and a PGA allows the PCB or module to be repaired, tested or upgraded independently, reducing damage and allowing for simplified changes in function or configuration.

         The complexity of a PCB increases as the number of leads which it must accommodate increases. Even though the PCB may carry the copper traces making up its circuits at a number of levels, the spacing required between the copper trace circuits and the space taken up by the through-holes and other contact points limit the number of connections which can be made in any given area on the PCB (the "density"). Therefore, if more leads are required, the surface area of the PCB needed to accommodate the leads increases and/or the amount of PCB space available to provide for proper routing and clearance for traces decreases. Larger boards not only mean that signals travel farther, require more power and provide more opportunity for signal distortion, they also mean that existing systems must be assembled into larger packages and that fewer components can be packaged into existing enclosures. Larger boards also cost more to produce.

         Most computers available today are made up of many PCBs boards on which are mounted a variety of devices which must interact with each other for the computer to function according to its specifications. A typical Intel-based computer might have up to six different PCBs, each containing dozens of chips. Electronic interconnect devices link the various PCBs and must simultaneously provide hundreds of discrete connections to transfer signals between them. With the proliferation of comprehensive and sophisticated computer operating systems and applications software and the increased use of the Internet, growth and demand for higher density electrical connections can be expected to continue.

         DESCRIPTION OF PRODUCTS.

         The Archistrat Technology Products currently under development or being produced by the Company are described below:

         VSPA.

         The Company has developed and manufactured prototypes for a 264-pin and 360-pin model of VSPA, a high-density peripherally-leaded semiconductor package. VSPA is being developed primarily for SMT use and is meant to extend the capability of the Quad Flat Pack ("QFP") family of packages to higher pin counts. QFPs are also typically SMT-mounted and are currently the most widely used type of peripherally-leaded package, with 1995 annual sales estimated by VLSI Technology at approximately ten billion units. The VSPA prototypes are currently undergoing qualification and characterization testing. The Company anticipates that the 264-pin model of VSPA will be available in the third quarter of 1996 and the 360-pin model will be available in the fourth quarter of 1996. The Company believes that its VSPA products can be marketed effectively not only in the computer industry, but also in other sectors where sophisticated data transmission is required, including the telecommunications, automotive, consumer electronics and wireless markets.

         Unlike the QFP or other conventional peripherally-leaded semiconductor packages, VSPA packages are fabricated by inserting pre-formed individual metal leads into a pre-molded plastic platform, typically in multiple layers around the perimeter of the package. By stacking the leads (providing for additional rows of leads stacked and staggered above each other), the Company believes that its proposed VSPA package can significantly reduce module size, while increasing the module's efficiency and functionality. Utilizing VSPA technology, the Company believes that a microprocessor module can be created which would be as much as 70% smaller than comparable IBM Motorola PowerPC chips that are currently available in a QFP package.

         The limitations of current QFP package technology have resulted in the emergence of ball grid array ("BGA") semiconductor packages. Although BGA packages have favorable density and size characteristics, their disadvantages include a higher cost of production, reliability problems associated with power and temperature cycling and the lack of visibility of the solder joint, which necessitates quality inspection by X-ray rather than the visual inspection possible with existing QFP packages. Because the VSPA package avoids these limitations while at the same time extending the capabilities of QFP technology to higher pin counts, the Company believes that VSPA is a more desirable alternative to BGA packages.

         By contrast to current industry standards, VSPA leads are pre-formed and are processed and inserted into a plastic platform before the die is attached. Because the leads are pre-formed, they are undisturbed by additional procedures performed after the die is attached to the semiconductor package. Final fabrication is accomplished by encapsulating and sealing the package after it has undergone preliminary testing. Although both conventional and VSPA fabrication processes involve molding, bending and related cleanup, in the fabrication of VSPA packages, all of these processes occur before the die is attached to the package. As a result, the assembler saves numerous steps in the manufacturing process; moreover, because VSPA is completely tested for plating, mechanical integrity and dimensional characteristics before it is attached to the die, the die would only be attached to packages meeting acceptable quality standards. In the event there is a manufacturing problem with the semiconductor package, the die would not have to be discarded, and scrap costs would be significantly reduced.

         COMPASS CONNECTOR.

         The Compass Connector, which is currently being manufactured for incorporation in Archistrat 4s computers, consists of insulator posts constructed of a highly stable liquid crystal polymer surrounded by four leads which are mated with related sockets mounted on a PCB. This configuration allows multiple leads to be connected in one area, permitting a reduction in size of the semiconductor package and the space it occupies on a PCB, while permitting up to 368 contacts per linear inch.

         While providing a strong electrical contact, the proprietary Compass design is pluggable and compatible with SMT processes. The Company believes this will provide numerous benefits, such as ease of manufacture and servicing, flexibility in configuring computer systems and upgradeability.

         COMPASS PGA.

         The Company is also developing a family of high-density semiconductor pin-grid-array packages ("Compass PGA") primarily designed to package expensive microprocessing units such as the Intel Pentium and Pentium Pro products, in single or multichip modules. In contrast to conventional pin-grid-array packages, the Compass PGA, which exploits Compass Connector technology, employs multiple leads and, as a result, requires less surface area than conventional pin-grid-array packages to accommodate the same number of leads. If the design is successfully developed, it will significantly reduce the size of the pin-grid-array package, increase the efficiency of the chip and free additional PCB space on which other chips and devices can be mounted. The Company believes that one of the Compass PGA versions being designed can provide up to 1,184 die contacts per square inch, as compared to the 400 die contacts provided by the most dense semiconductor package currently available.

         Using the Compass PGA, the Company believes that the Intel Pentium die could be mounted into a package approximately the size of a dime. This represents more than a 90% reduction in the amount of PCB surface area occupied by existing chips. It is also anticipated that one of the proposed Compass PGA models will provide over 60 more leads than the typical Intel Pentium chip.

         MARKETING AND STRATEGIC RELATIONSHIPS

         To introduce the Archistrat Technology Products on a significant commercial scale, the Company's strategy is to actively seek third parties to manufacture and market such products and their related technologies, through direct licensing arrangements, joint ventures, strategic alliances or otherwise. In June 1996, the Company entered into a license agreement with AMP Incorporated under which AMP is granted the right to manufacture and market the Company's VSPA product. Under this agreement, AMP has exclusive rights to the VSPA product in the ATM switch and Fast Ethernet fields until three years from AMP's first sale of a product under the agreement or June 2001, whichever occurs first, and non-exclusive rights in all other fields for the term of the patents included in the license agreement. The Company is entitled to receive royalties on sales by AMP or its affiliates of VSPA packages, including payment of an aggregate minimum royalty of at least $250,000 by June 2001.

         The Company has an arrangement with Cirrus Logic Inc. ("Cirrus Logic") under which the Company's VSPA product is being qualified for use with Cirrus Logic's graphic accelerator chips.

As of May 31, 1996, the VSPA package had successfully passed temperature/humidity bias, temperature cycling and temperature shock tests and was scheduled to complete remaining qualification testing in June 1996. In addition, the Company has conducted development work for Cirrus Logic on a multichip configuration of Compass PGA.

ARCHISTRAT SYSTEMS

         The Company's Archistrat Systems Division designs and manufactures computer systems which incorporate a 256-bit passive backplane architecture (as opposed to the less powerful 64 and 128-bit designs available in competing products) and the Company's Compass Connector technology. These systems are capable of accommodating a variety of microprocessor and peripheral devices. The Archistrat Computers are intended to offer customers an alternative to the "cycle of obsolescence," whereby computer systems viewed as state of the art upon purchase are soon surpassed in performance by systems which incorporate more advanced microprocessors or peripheral devices. The Company believes the modular design of the Archistrat Computers, coupled with the Company's pluggable Compass Connector technology, will increase the flexibility and usable life of its computers, and reduce the purchaser's information systems costs. Rather than having to purchase a new computer system, if higher or alternative functionalities are required, the purchaser can simply replace the microprocessors and peripheral devices incorporated in the computer as desired. In addition, while other computer system designs are often constrained due to limitations on the number of microprocessor interconnects, the Compass Connector technology incorporated in the Archistrat 4s computers allows the systems to exploit the more powerful 256-bit passive backplane architecture. This design facilitates scaleability and expandability of the systems.

         The Company also believes that the modular design of its Archistrat Computers will significantly reduce development costs and lead times for new products because the Company can achieve new functionalities and performance levels by developing, licensing or purchasing new PCBs without having to rework the entire computer design. Although initial versions of the Archistrat 4s servers operate Intel Pentium chips, the Company believes its computers will not be reliant on any particular microprocessor design.

         The Company believes the server and workstation markets offer the most promising market for the Archistrat Computers and is focusing its initial development and commercialization efforts on those markets with the following product offerings:

         ARCHISTRAT 4S SERVER. The Archistrat 4s server incorporates the Intel Pentium microprocessor but can also support upgraded processors and peripheral devices. The Archistrat 4s server can run the Windows NT or Windows 95 operating systems, as well as Novell Netware and other systems. This product is commercially available and the Company has currently sold approximately 100 units.

         ARCHISTRAT ALPHA NT SERVER. This product is designed to operate the Microsoft Windows NT operating system utilizing the Alpha 21164 microprocessor manufactured by Digital Equipment Corporation. The Archistrat Alpha NT server is currently undergoing beta testing and is expected to be available in the third quarter of 1996.

         ARCHISTRAT 4S NXS GRAPHICS WORKSTATION. This product is designed specifically for the CAD/graphics workstation market. The Archistrat 4s NXS Graphics Workstation is designed to handle multimedia, imaging and animation applications. This product is currently undergoing beta testing and is expected to be available in the third quarter of 1996.

         The Company is also developing a line of personal computers which can stand alone or be networked with the Archistrat 4s servers. These products, to be known as Archistrat 4b computers, will utilize a 64 or 128-bit architecture, and will also be upgradeable and expandable. The Archistrat 4b products are currently undergoing testing and are scheduled for commercial introduction in the second quarter of 1997.

         There can be no assurance that the Company's computers will be introduced by the dates set forth above.

         The Archistrat Computers are housed in a specially designed cabinet which the Company believes significantly enhances cooling, functionality and serviceability. Because of the size of the connectors running between the PCBs and peripherals, current cabinets frequently do not contain unblocked corridors through which air can flow and so fail to take into account the additional cooling requirements demanded by advanced microprocessors. The modular nature of the Archistrat 4s and 4b computers permits them to be designed to provide passages though which air can flow through all of their critical components.

         MARKETING AND STRATEGIC RELATIONSHIPS

         To address the growing market for departmental and work group servers, the Company will seek to sell its Archistrat 4s computers through end users, distributors, system integrators, original equipment manufacturers and VARs. The Company has entered into VAR agreements with 11 companies, located in the United States, Brazil and Australia. Since December 1995, when commercial sales of the Archistrat 4s Servers commenced, the Company has sold approximately 100 units. The Company believes the expandability and upgradeability features of the Archistrat 4s servers can provide a significant differentiating characteristic in the marketplace and is working to expand its distribution network.

         In February 1996, the Company and Siemens Nixdorf Information Systems, Inc. ("Siemens") announced a preliminary agreement for the distribution of Archistrat 4s and Archistrat 4b products. The preliminary agreement, which is subject to execution of a definitive reseller agreement, grants Siemens the exclusive right to sell the systems to Siemens affiliates and a non-exclusive worldwide right to sell the products to other customers. The Company will sell the products to Siemens at specified discounts from the Company's list prices and will negotiate additional discounts for volume orders.

         In March 1996, the Company entered into a strategic alliance with Parametric Technology Corporation ("Parametric") a developer of CAD/CAM software, under which Parametric will certify the Archistrat 4s computers for use with Parametric's Pro/Engineer products family, include the Company's products in its marketing literature and jointly market Archistrat 4s computers with the Company to Parametric's five largest customers.

RESEARCH AND DEVELOPMENT

         The Company's principal efforts to date have been devoted to the design and development of VSPA, Compass PGA and the Archistrat 4s computers and related technologies. During the fiscal years ended March 31, 1994, 1995 and 1996, the Company spent approximately $887,000, $3,494,000 and $7,955,000, respectively, on research and development.

         The Company currently anticipates that its activities over the next year will focus on completing testing and qualification of its VSPA and Compass PGA products and related technologies and development of new versions of its Archistrat computers. In addition, the Archistrat Technologies Division has under development a PCB manufacturing technology ("Well Tech PCB") which the Company believes will allow more efficient use of both the surface area and inner layers of the PCB. Well Tech PCB is being designed to permit the leads of a semiconductor package to access directly a copper trace located on a specific layer of a PCB without having to drill through all of the PCB's layers. By directly accessing traces on the inner layer, Well Tech PCB technology is intended to more fully utilize PCB surface area and eliminate complicated signal routing associated with the use of through-holes. In addition, the Archistrat Systems Division is developing an advanced multiprocessor unit known as the Archistrat 5 and a multimedia product.

PATENTS; PROPRIETARY INFORMATION

          As of May 31, 1996, the Company has pending a total of 21 United States and 27 foreign patent applications with respect to VSPA, Compass PGA, Well Tech PCB, the Archistrat 4 computer design and in connection with the use of the Compass Connector in Compass PGA semiconductor packages and Archistrat 4 computers. In addition, the Company had obtained two United States design patents and an aggregate of 28 foreign utility and design patents and registrations with respect to Compass PGA and the Archistrat 4 computers in several foreign countries including the Republic of China (Taiwan), Germany, the United Kingdom, Ireland and France. The Company also intends to file applications in several other foreign jurisdictions to secure protection in those jurisdictions in accordance with the Patent Cooperation Treaty and the Paris Convention for the Protection of Industrial Property (which allows such filings to relate back to the original filing date in the United States) covering the Company's technology and proposed products. To the extent possible, the Company also intends to file patent applications with respect to products and technology that it may develop in the future. The failure by the Company to obtain any patents for which applications are pending could have a material adverse effect on the Company's ability to successfully commercialize its technology and proposed products.

         The Company relies on confidentiality and nondisclosure arrangements with its employees, consultants and others involved with the Company's product and technological development efforts. There can be no assurance that these agreements will provide meaningful protection to the Company or that other companies will not acquire information which the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable or superior to that of the Company.

         The Company has registered the Archistrat(TM) and VSPA(TM) trademarks with the U.S. Patent and Trademark Office and has applied for appropriate trademark, copyright and other legal protection for its product names, logos and other identifications. There can be no assurance that the Company will not be precluded by others from using any of such identifications or creating proprietary rights with respect to them.

MANUFACTURING

         The Company has developed the capability to manufacture VSPA as well as the Compass Connectors required for its Archistrat Computers and is currently assembling the Compass Connector in limited quantities in its own facility. The Company intends to expand its capacity to manufacture the Archistrat Technology Products. In addition, the Company has contracted with Sun Precision Co., an assembly company located in Bangalore, India for production of the male connectors used in the Compass Connector. The Company expects that significant commercialization of the Archistrat Technology Products will require it to enter into direct licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of certain of its Archistrat Technology Products. If the Company is unsuccessful in developing such manufacturing capabilities or in licensing certain products and technology being developed by its Archistrat Technologies Division or in developing relationships with manufacturers and suppliers, its lack of manufacturing capabilities could limit its ability to otherwise commercialize such products.

         The Company currently has the capability to manufacture limited quantities of the Archistrat 4s servers; however, in the event the Archistrat Computers become more widely commercialized, the Company anticipates that it will be dependent on third parties for the manufacture and/or assembly of the PCBs, frame, exterior, base fabrication and other subassemblies, as well as for the supply of various components, incorporated into the Archistrat servers, and for performing the final assembly configuration, certain quality control testing and delivery of such servers. The Company has entered into an agreement with Group Technologies Corporation to manufacture and assemble the Company's Archistrat 4s servers and has identified certain other potential manufacturers and suppliers for its subassembly and component needs. The Company believes it will be able to negotiate satisfactory additional manufacturing and supply contracts; however, the failure to do so could have a material adverse effect on the Company. While the Company believes that the components for its Archistrat Computers are available from multiple sources, the Company anticipates that it will obtain certain of them from a single or limited number of sources of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with components to be used in the Archistrat Computers on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and would have a material adverse effect on the Company's operations.

COMPETITION

         The markets that the Company intends to enter are characterized by intense competition. In introducing and marketing the Archistrat Technology Products, the Company will compete with many well established companies which design, manufacture and/or market semiconductor packages, PCBs and other related components.

         Many of the Company's potential competitors offer peripherally-leaded SMT packages, pin grid arrays and ball grid arrays which can be used as alternatives to the products being developed by the Company. Although the Company believes that VSPA (and Compass PGA, when fully developed) will offer significant performance advantages over currently available semiconductor packages, no assurance can be given that the advantages anticipated by the Company with respect to VSPA or Compass PGA will be realized or, if realized, gain market acceptance.

         The Archistrat Computers compete with various products produced and marketed by a large number of companies and products. The Archistrat 4s server and workstation will compete with "midrange" systems (server systems having prices and performance characteristics between mainframe and desktop computers and typically utilizing a proprietary operating system), such as the Hewlett-Packard Net Server, Compaq 1500 and Compaq 4500. The related Archistrat 4b personal computer (which may stand alone or be networked with the Archistrat 4s server) is expected to compete with personal computers, such as those produced by IBM, Apple Computer, Inc., Compaq Computer Corporation, Digital Equipment Corp., Hewlett-Packard Co., Gateway 2000, Inc. and Dell Computer Corp.

         The Company believes that the Archistrat Computers are the only computers currently available capable of utilizing various microprocessors and other devices in a modular fashion, which may enable the Company to compete successfully. However, no assurance can be given that the modularity and design of the Archistrat Computers will be widely accepted or accepted at all, that it will be recognized as being sufficiently desirable to allow the Company to compete successfully with existing products, or that it will not be duplicated by other companies.

         All of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and servicing of their products and technology. Certain of these competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for semiconductor packages, related technology and/or computers. In addition, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner its proposed products and technology, continually to enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and successfully to develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able successfully to enhance its proposed products or technology or adapt them satisfactorily.

EMPLOYEES

         At May 31, 1996, the Company had 139 full-time employees and no part-time employees. Mr. Crane divides his time between product research, development and testing and general management. Of the remaining 138 employees, 46 are employed in the Technology Division, 71 in the Systems Division and 21 in administration. The Company considers its relations with its employees to be good. None of the Company's employees is represented by labor unions.

ITEM 2.  PROPERTIES

         The Company leases its principal offices in Boca Raton, Florida, which are used to house substantially all of the Company's operations, including research and development, product testing and other operations. Pursuant to the lease relating to such facility, the Company is obligated to make monthly rental payments of approximately $30,000. This lease expired in September 1995. The Company is currently a month-to-month tenant and expects to remain in its current offices through August 1996. The Company has entered into a lease for new office space beginning June 1, 1996 and terminating March 31, 2001. Under the terms of the new lease, the Company is required to make monthly rental payments of approximately $67,000 during the first year of the lease, increasing to approximately $87,000 during the last year of the lease. The Company is seeking to sublease some portion of this space. The Company also leases three nearby facilities totaling approximately 11,000 square feet, which house the Company's machining operations and the product assembly operations related to the Archistrat Technologies Division. The leases with respect to these facilities require total monthly rental payments of approximately $7,300. The Company considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on the Company's business.

ITEM 3.  LEGAL PROCEEDINGS

         On June 3, 1994, Direct Target Marketing, Inc., a Delaware corporation ("DTM"), filed a suit (Case No. 94-94006666) against the Company, Stanford W. Crane, Jr., Drew L. Taylor, Maria Portuondo, Joseph A. Sarubbi, Cowen & Co., Whale Securities Co., L.P. (the Underwriter of the Company's initial public offering), and William Walters in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida. The suit alleged that DTM was owed certain finder's fees under a Brokers Agreement, dated as of May 20, 1993, between DTM and the Company (the "Brokers Agreement") in connection with the consummation of the Company's private placement bridge financing (as hereinafter defined) in January and February 1994 and the consummation of the Company's initial public offering in May 1994, which were placed and underwritten, respectively, by the Underwriter.

         On June 27, 1994, the Company filed a motion to dismiss DTM's complaint. The Company's motion to dismiss was granted on August 8, 1995. However, on August 10, 1995, DTM filed an amended complaint (the "Amended Complaint") alleging a breach of contract claim, naming only the Company as a defendant and alleging that under the Brokers Agreement, DTM was entitled to a fee equal to 10% of an unspecified amount of financing received by the Company. The Amended Complaint seeks unspecified damages, pre-judgment interest, attorney's fees and costs. No discovery regarding this suit has taken place. At this time, the Company cannot determine the liability, if any, that may be assessed in this matter. The Company believes that DTM's Amended Complaint is without merit and intends to defend the suit vigorously.

         In April 1996, William J. Sarubbi, the Company's former Vice President of Sales, filed a suit against the Company and Melissa Crane (Mr. Crane's wife) in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. The suit alleges that Mr. Sarubbi is entitled to certain sales commissions from the Company and that certain misrepresentations were made to Mr. Sarubbi by Ms. Crane which prevented him from selling stock of the Company. At this time the Company cannot determine the liability, if any, that may be assessed in this matter. The Company believes Mr. Sarubbi's claims are without merit and intends to defend the suit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded since May 1994 on the Nasdaq Stock Market under the symbol "PNDA." Prior to that time, there was no public market for the Common Stock. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the Nasdaq Stock Market during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                        COMMON STOCK
                                                        ------------
QUARTERLY PERIOD ENDED                        HIGH                       LOW
- - ----------------------                        ----                       ---
1996
- - ----
March 31, 1996                               $23.50                     $15.75

1995
- - ----
December 31, 1995                            $35.50                     $19.79
September 30, 1995                           $49.00                     $28.00
June 30, 1995                                $30.75                     $20.00
March 31, 1995                               $24.25                     $11.25

1994
- - ----
December 31, 1994                            $11.25                      $8.38
September 30, 1994                           $ 8.50                      $6.63
June 30, 1994                                $ 8.13                      $5.25
  (Commencing May 17, 1994)

          As of June 20, 1996, there were approximately 282 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:
                                                                       FISCAL YEAR ENDED MARCH 31,
                                                                       ---------------------------
                                                              1996                   1995                 1994
                                                              ----                   ----                 ----
Net Sales                                                 $     870,658       $            -       $            -
Research and Development Costs                                7,954,924            3,494,260              887,318
Selling, General and Administrative Expenses                 17,066,012            3,744,914              934,487
Other income                                                     43,680               14,216               21,465
Interest Income                                                 953,962              293,612                    -
Net loss                                                    (23,894,426)          (6,931,346)          (1,800,340)
Net loss per common share                                         (3.07)               (1.25)               (0.54)
Weighted average number of shares outstanding                 7,786,426            5,531,941            3,306,532

BALANCE SHEET DATA:
                                                    AS OF MARCH 31,
                                                    ---------------
                                            1996                      1995
                                            ----                      ----
Working capital                         $ 9,704,345                7,893,071
Total assets                             18,557,681               10,245,133
Total liabilities                         3,690,090                1,069,810
Accumulated (deficit)                   (33,041,800)              (9,147,374)
Stockholders' equity                     14,867,591                9,175,323

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Panda Project, Inc. (the "Company") was incorporated in April 1992 to design, develop and license products incorporating the Company's proprietary semiconductor packaging and interconnect technology (the "Archistrat Technology Products") and to develop, manufacture and market a line of powerful, modular computers (the "Archistrat Computers"). The Company's fiscal year ends on March
31. Prior to January 1, 1996, the Company was considered a "development stage enterprise" as defined by Statement of Financial Accounting Standards No. 7 (FAS
7), ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES, and the Company's financial statements for all periods prior to that date were prepared on the basis specified in FAS 7. The Company emerged from development stage status as of January 1, 1996. Accordingly, the financial statements of the Company, included elsewhere in this Annual Report, are presented to reflect that change in status.

         This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

         FISCAL YEAR 1996 VERSUS FISCAL YEAR 1995

         The Company began recognizing revenue from the shipment of production units of its first commercially available product, the Archistrat Computer in its server configuration, during fiscal 1996. As a result, net sales for fiscal year 1996 amounted to $870,658. Because the Company was in the development stage in fiscal 1995, no revenues from operations were realized during that year. Gross profit for fiscal 1996 was approximately $129,000 or 15% of net sales. However, the Company believes this level of gross profit percentage is not necessarily indicative of future gross profit percentages because it is based on the initial, limited number of units of Archistrat 4s servers sold during fiscal 1996. The revenue and gross profit amounts for fiscal 1996 do not include the effects of any licensing arrangements related to the Company's Archistrat Technologies. On June 10, 1996, the Company announced that AMP Incorporated had licensed the Company's VSPA product. The Company expects to realize licensing revenue in an amount not yet quantified during fiscal 1997 under the terms of this arrangement.

         Selling, general and administrative expenses for fiscal 1996 increased approximately $13.4 million to $17.1 million, as compared to $3.7 million for fiscal 1995. The significant increase in selling, general and administrative expenses for fiscal 1996 is due principally to the costs incurred in connection with the introduction of the Archistrat 4s server, the creation and expansion of distribution channels including agreements with several resellers, continued efforts to expand geographic markets, including the Latin American market, and greater emphasis on establishing comprehensive programs for advertising, customer service, and technical support. In addition, the Company significantly increased the number of employees from 43 at March 31, 1995 to 150 at March 31, 1996. As a result, employee compensation and related expenses, such as state and federal unemployment taxes, health insurance premiums and other fringe benefits, amounted to $5.6 million for fiscal 1996, as compared with $1.1 million for fiscal 1995. As of June 1, 1996, the Company had reduced its number of full-time employees to 139 and does not expect to significantly increase that number during the next two fiscal quarters. Increased sales of the Company's Archistrat Computers, additional licensing arrangements related to the Company's Archistrat Technologies, or both, may require the hiring of additional employees in the later months of fiscal 1997. In addition, selling, general and administrative expenses in fiscal 1996 reflect the cost of continued preparation and filing of patent applications with respect to proposed products and technologies.

         Research and development expenses totaled approximately $8.0 million for fiscal 1996, representing an increase of 128% as compared to $3.5 million for fiscal 1995. The increase is due principally to the Company's continuing efforts to design and develop VSPA, Compass PGA and the Archistrat 4s computers and related technologies. During fiscal 1996, research and development activities included testing and qualification of VSPA; development of initial production tooling for VSPA; conceptual development of Compass PGA; assembly of working prototypes of the Archistrat workstation and the initiation of the beta testing of such prototypes; and the development of a new processor board utilizing DEC's Alpha microprocessor.

         Depreciation expense increased to $560,717 in fiscal 1996 from $54,882 in fiscal 1995. This increase is primarily due to the acquisition of office furniture and equipment resulting from the hiring of additional full-time personnel, and the acquisition of machinery and equipment necessary to develop the capability and capacity to manufacture VSPA as well as the Compass Connectors.

         Interest and other income for fiscal 1996 increased to $997,642 from $307,828 in fiscal 1995. Average outstanding balances in cash and cash equivalents increased significantly following the July 1995 private placement in which the Company received net proceeds of approximately $28.4 million from the sale of 1,197,627 shares of common stock and the issuance of warrants to purchase 399,209 shares of common stock.

         FISCAL YEAR 1995 VERSUS FISCAL YEAR 1994

         In fiscal 1995 and 1994, the Company was in the development stage and had not yet generated any revenues from operations.

         Selling, general and administrative expenses for fiscal 1995 amounted to approximately $3.7 million as compared to $934,000 for fiscal 1994. The 300% increase in selling, general, and administrative expenses for fiscal 1995 is due principally to the initial development of a marketing program, including public relations and the formulation of advertising and promotional materials and strategies in order to establish awareness of the Company in the computer industry and to educate major OEMs, VARs and end-users in the distinct characteristics and anticipated benefits of the Company's technologies and products. The increase in selling, general and administrative expenses during fiscal 1995 also reflects the effects of an increase in the number of full-time employees from 7 at March 31, 1994 to 43 at March 31, 1995.

         Research and development expenses totaled approximately $3.5 million in Fiscal 1995, representing an increase of 294% as compared to $887,000 for fiscal 1994. The increase is due principally to the Company's expanded efforts to design and develop VSPA and the Archistrat 4s computers and related technologies. During fiscal 1995, research and development costs primarily consisted of salaries and benefits for full-time personnel and costs incurred for outside consultants and engineers engaged to assist in the Company's research and development efforts.

         Interest and other income for fiscal 1995 increased to $308,000 from $21,000 in fiscal 1994. Average outstanding balances in cash and cash equivalents increased following the completion of the May 1994 initial public offering and the December 1994 exercise of outstanding redeemable common stock purchase warrants. Pursuant to the initial public offering of 2,000,000 shares of the Company's common stock and redeemable warrants to purchase 1,150,000 shares of common stock, the Company received net proceeds of approximately $9.3 million. Pursuant to the exercise of redeemable common stock purchase warrants, the Company received additional net proceeds of approximately $6.8 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements in connection with its operations and development activities have been and will continue to be significant. During the year ending March 31, 1997, the Company expects to continue development of its Archistrat Technology Products and complete the work necessary to commercially introduce several of its Archistrat Computers. As stated previously, the Company emerged from development stage status during the fourth quarter of the fiscal year ended March 31, 1996, in part, by virtue of having generated revenue through the sale of a limited number of its Archistrat 4s server. The Company expects the shipment of additional units of its Archistrat 4s server and the planned commercial introduction of the Archistrat Alpha NT Server and the Archistrat 4s NTX Graphics Workstation to result in recording of related revenue during the fiscal year ending March 31, 1997. However, there can be no assurance that such increased shipments or commercial introduction will in fact occur on the timetable anticipated by the Company. In addition, the Company expects to realize licensing revenue from the arrangement announced on June 10, 1996 under which AMP Incorporated licensed the Company's VSPA product. However, the amount of such revenue has not been quantified and is not likely to be realized earlier than the third or fourth quarter of the Company's fiscal year ending March 31, 1997.

         The Company has been dependent upon the proceeds of sales of its securities to fund its activities since inception. The Company expects that the increased shipments of Archistrat Computers and the related revenue, as well as licensing revenue from the arrangement with AMP Incorporated will provide additional resources to partially fund its activities during fiscal year 1997. However, the Company is dependent upon additional financing to expand its marketing activities in order to obtain additional orders for its Archistrat Computers, to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements.

         As of March 31, 1996, the Company had working capital of $9.7 million. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the amount of working capital as of March 31, 1996, as augmented by the Company's anticipated revenues from the sale of its Archistrat Computers, will be sufficient to satisfy the Company's anticipated cash requirements through September 15, 1996.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time time.

         1. LIMITED PRODUCT DEVELOPMENT AND OPERATING HISTORY. Although the Company has recently begun commercialization of certain products, other products and technologies are undergoing additional testing and certification which may ultimately lead to their commercialization. The Company's viability, profitability and growth will depend in part upon successful commercialization of these other products and technologies. There can be no assurance that these efforts will be successful or that any of the proposed additional products will be developed successfully. Further, the Company has a limited operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the evolving computer industry, which is characterized by an increasing number of market entrants and intense competition, as well as those encountered in the shift from development to commercialization of new products based on innovative technologies.

         2. LIMITED REVENUES; HISTORY OF SIGNIFICANT LOSSES; ACCUMULATED DEFICIT; ANTICIPATED FUTURE LOSSES. To date, the Company has generated limited revenues from the sale of its Archistrat 4s servers; the Company does not anticipate deriving larger revenues from operations until such time, if ever, that greater numbers of Archistrat Computers are sold and Archistrat Technology Products are fully developed and can be manufactured and licensed or successfully commercialized, as to which there can be no assurance. Since inception (April 8, 1992), the Company has incurred significant operating losses, including losses of $1,800,340, $6,931,346 and $23,894,426 during the fiscal year ended March 31, 1994, the fiscal year ended March 31, 1995, and the fiscal year ended March 31, 1996, respectively, resulting in an accumulated deficit of $33,041,800, as of March 31, 1996. In addition, the Company anticipates substantial losses to continue in the foreseeable future. Inasmuch as the Company will continue to have a high level of operating expenses and will be required to make significant expenditures in connection with its research and development and manufacturing and marketing activities (including salaries of executive, technical and research and development personnel), the Company anticipates that such losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. There can be no assurance that the Company will ever be able to generate sufficient revenues to achieve profitable operations.

         3. SIGNIFICANT CAPITAL REQUIREMENTS; DEPENDENCE ON OFFERING PROCEEDS; NEED FOR ADDITIONAL FINANCING. The Company's capital requirements in connection with its operations and development activities have been and will continue to be significant. The Company has been dependent upon the proceeds of sales of its securities to fund its activities since inception. During the period from inception through May 31, 1996, the Company raised capital of approximately $48,000,000 (after deduction of underwriting discounts, commissions and other selling costs) through the sale of Common Stock, notes (since repaid) and warrants, and from the exercise of stock options and warrants. The Company is dependent upon additional financing to expand its marketing activities in order to obtain additional orders for its Archistrat Computers, to purchase additional components for the manufacture of these computers, to continue the efforts that may lead to the commercialization of additional products and technologies and to finance its other working capital requirements. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the working capital of the Company at May 31, 1996, as augmented by the Company's anticipated revenues from the sale of its Archistrat 4s servers, will be sufficient to satisfy the Company's anticipated cash requirements through September 15, 1996.

         In the event the Company's plans change or its assumptions prove to be inaccurate or the Company's working capital at May 31, 1996, as augmented by any sales revenue prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional financing. Furthermore, depending upon the Company's progress in the development of its products and technology and manufacturing capabilities, acceptance of its products and technology by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital, possibly within the next nine months. In addition, in the event that the Company receives a larger than anticipated number of purchase orders for its Archistrat 4s servers or VSPA, it may require resources substantially greater than it currently has or than are otherwise available to the Company, and the Company may be required to raise additional capital or engage third parties (as to which engagement there can be no assurance) to assist the Company in meeting such orders. The Company has no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to the Company when needed on commercially reasonable terms or at all. The inability of the Company to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders may be substantially diluted.

         4. UNCERTAINTY OF MARKET ACCEPTANCE. The products and technologies currently being sold or developed by the Company utilize newly developed designs. Although the Company believes that its existing and proposed technology and products represent significant advancements in semiconductor packaging and computer technology, demand for the Company's existing and proposed products is subject to a high degree of uncertainty, as is typical in the case of newly-developed products. Achieving marketing acceptance for the Company's technology and existing and proposed products will require substantial marketing efforts and expenditure of significant funds to educate key OEMs and VARs and end users, as to the distinctive characteristics and anticipated benefits of the Company's proposed products and technologies. Many OEMs and VARs manufacture and/or sell components and computers competitive with those being developed by the Company and have achieved significant market acceptance for their products. Accordingly, due to their commitment to their own products, such entities may be inhibited from doing business with the Company. In addition, many OEMs and VARs may be reluctant to use or sell the Company's proposed products and technologies until a sufficient number of other OEMs and VARs have already committed to do so. The Company currently has limited marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market its proposed products and technologies as their development is completed. The Company's ability to generate revenue from the sale of Archistrat Computers or the licensing or sale of Archistrat Technology Products and related technologies will be dependent upon, among other things, its ability to build an effective sales organization. There can be no assurance that the Company will be able to formalize any marketing arrangements or that its marketing efforts will be successful.

         5. UNCERTAINTY OF PRODUCT AND TECHNOLOGY DEVELOPMENT; TECHNOLOGICAL FACTORS; DEPENDENCE ON THIRD-PARTY PRODUCT DESIGN CHANGES. The Company's development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development). The Company's success will depend in part upon its products and technology meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. There can be no assurance that the Company's products and technology which have not yet been commercialized will ever be successfully developed, and even if developed, that they will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development or commercialization. In addition, technology as complex as that which will be incorporated into the Company's proposed products may contain errors which become apparent subsequent to widespread commercial use. Remedying such errors could delay the Company's plans and cause it to incur additional costs which would have a material adverse effect on the Company. The Company's success will also be dependent upon the Company's ability to adapt its products to be compatible with the products of third-party manufacturers of computer products. In addition, the Company will be dependent on certain potential customers redesigning or otherwise modifying their products to fully utilize the Company's proposed products and technology. Although the Company believes that potential customers will undertake such modifications to take advantage of the anticipated performance advantages of the Company's proposed products, the costs of making such adaptations could prevent them from doing so on a timely basis, or at all. The failure of the Company to adapt its products and technology to be compatible with products of third-party manufacturers or the failure of potential customers to make necessary modifications or to redesign their products to accommodate the Company's products could have a material adverse effect on the Company's ability to sell or license its proposed products or technology.

         6. COMPETITION; TECHNOLOGICAL OBSOLESCENCE. The markets that the Company intends to enter are characterized by intense competition. The Company's Archistrat 4s computers compete with "midrange" systems (server and workstation systems having prices and performance characteristics between mainframe and desktop computers and typically utilizing a proprietary operating system), such as the Hewlett-Packard Net Server LS, Compaq 1500 and Compaq 4500. The related Archistrat 4b multimedia personal computer (which is designed to stand alone or be networked with the Archistrat 4s server computer) is expected to compete with personal computers, such as those produced by IBM, Apple Computer, Inc., Compaq Computer Corporation, Digital Equipment Corp., Hewlett-Packard Co., Gateway 2000, Inc. and Dell Computer Corp. The Company's Archistrat Technologies Division will compete with numerous manufacturers of semiconductor packages and connectors. All of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and servicing of their products and technology. Certain of these competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for semiconductor packages, related technologies and/or computers. In addition, certain companies may be developing technologies or products of which the Company is unaware, which may be functionally similar, or superior, to some or all of those being developed by the Company. The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner additional products and technology, to continually enhance and improve its existing and proposed products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's proposed products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

         7. DEPENDENCE ON MANUFACTURERS AND SUPPLIERS; LACK OF MANUFACTURING EXPERIENCE AND CAPABILITY. The Company has developed the capability to manufacture VSPA as well as the Compass Connectors required for its Archistrat Computers and is currently assembling the Compass Connector in limited quantities in its own facility. The Company has also entered into an agreement with Sun Precision Co. for the production of the male connector component of the Compass Connector; although the Company's supply of this component is currently adequate to meet its needs, no assurance can be given that such supplier can produce such component in sufficient quantities in the future, or that the Company will be able to develop an alternative source of supply within its projected development schedules, or at all. The Company expects that significant commercialization of the Archistrat Technology Products will require it to enter into direct licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of certain of its Archistrat Technology Products. If the Company is unsuccessful in developing such manufacturing capabilities or in licensing certain products and technology being developed by its Archistrat Technologies Division or in developing relationships with manufacturers and suppliers, its lack of manufacturing capabilities could limit its ability otherwise to commercialize such products.

         The Company anticipates that it will be dependent on third parties for the manufacture and/or assembly of the PCBs, frame, exterior, base fabrication and other subassemblies, as well as for the supply of various of the components, incorporated into the Archistrat servers, and for performing the final assembly configuration, certain quality control testing and delivery of such servers. Although the Company has entered into an agreement with Group Technologies Corporation to manufacture and assemble the Company's Archistrat 4s servers and has identified certain other potential manufacturers and suppliers for its subassembly and component needs, it has not yet entered into any additional manufacturing or supply arrangements. The Company believes it will be able to negotiate satisfactory manufacturing and supply contracts; however, the failure to do so could have a material adverse effect on the Company. Even if the Company were able to enter into suitable manufacturing arrangements for necessary subassemblies, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. In addition, the failure or delay by the Company's suppliers in fulfilling its anticipated component needs would adversely affect the Company's ability to develop and market its products and technology. While the Company believes that these components are available from multiple sources, the Company anticipates that it will obtain certain of them from a single or limited number of sources of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with components to be used in the Archistrat Computers on commercially reasonable terms, or at all, delays in securing alternative sources of supply could result in a material adverse effect on the Company's operations.

         At a future date, the Company may determine that the development of manufacturing capabilities with respect to the Archistrat Computers (and/or their subassemblies or components) is necessary or appropriate. To date, the Company has manufactured limited commercial quantities of the Archistrat 4s server configuration and completed working prototypes of the Archistrat 4s workstations. The Company does not have the staff or the facilities necessary to manufacture, assemble and/or configure its proposed computers internally in larger commercial quantities. The establishment of manufacturing and/or assembly capabilities may result in significant expense and is subject to numerous risks, including unanticipated technological problems and delays. The failure of the Company to successfully manufacture its Archistrat Computers would have a material adverse effect on the Company.

         8. DEPENDENCE ON KEY PERSONNEL. The success of the Company will be dependent on the continued personal efforts of Stanford W. Crane, Jr., its Chairman and Chief Executive Officer and the principal inventor of its proprietary products and technologies, and certain other key personnel. Although Mr. Crane has entered into a five-year employment agreement with the Company, the agreement provides that he may resign by giving six months' notice at any time after May 8, 1995. The loss of his services would have a material adverse effect on the Company. The Company has obtained key-man insurance on Mr. Crane's life in the amount of $2,000,000. The success of the Company also is dependent upon its ability to hire and retain additional qualified executive, scientific, production and marketing personnel. Although the Company has been able to hire qualified personnel since its initial public offering in May 1994, there can be no assurance that the Company will be able to hire additional qualified personnel or retain such necessary personnel.

         9. PATENTS AND PROPRIETARY INFORMATION. The Company's success will depend on its ability to obtain patents, protect trade secrets, and operate without infringing on the proprietary rights of others. The Company has pending a total of 21 United States patent applications and 27 foreign patent applications with respect to VSPA, Compass PGA, Well Tech PCB and Archistrat 4 computer design and in connection with the use of the Compass Connector in its Compass PGA semiconductor packages and the Archistrat 4 computers. In addition, the Company has obtained two United Stated design patents and an aggregate of 28 foreign utility and design patents and registrations with respect to Compass PGA and the Archistrat 4 computers in several countries, including the Republic of China (Taiwan), Germany, the United Kingdom, Ireland and France. The Company also intends to file patent applications in several other foreign jurisdictions to secure protection in those jurisdictions in accordance with the Patent Cooperation Treaty and the Paris Convention for the Protection of Industrial Property (which allows such filings to relate back to the original filing date in the United States). To the extent possible, the Company also intends to file patent applications with respect to products and technology that it may develop in the future.

         There can be no assurance that any of the Company's patent applications will ultimately result in an issued patent. Moreover, the patent laws of other countries may differ from those of the United States as to the patentability of the Company's products or technology, and the degree of protection afforded by foreign patents may be different from that in the United States. The failure by the Company to obtain patents for which applications are currently pending could have a material adverse effect on the Company's ability to commercialize successfully its proposed technology and products. Even if the Company is able to obtain such patents, there can be no assurance that any such patents will afford the Company commercially significant protection for its technology or products. In addition, other companies may independently develop equivalent or superior technologies or products and may obtain patent or similar rights with respect to them. Although the Company believes that its technology has been independently developed and that its technology does not infringe on the patents or violate the proprietary rights of others, there can be no assurance that any of the Company's technology or products, will not be determined to infringe upon the patents or proprietary rights of others, or that patents or proprietary rights of others will not have an adverse effect on the ability of the Company to do business. If the Company's technology or products were determined to infringe on the patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company. Moreover, in the event that the Company's technology or proposed products were deemed to infringe upon the rights of others, the Company would be required to obtain licenses to utilize such technology. There can be no assurance that the Company would be able to obtain such licenses in a timely manner or on acceptable terms and conditions, and the failure to do so could have a material adverse effect on the Company. If the Company were unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the infringed upon patents or rights, or could find the development, manufacture or sale of products requiring such licenses to be foreclosed. In addition, patent disputes are common in the computer industry and there can be no assurance that the Company will have the financial resources to enforce or defend a patent infringement or proprietary rights action.

         The Company also relies on trade secrets and proprietary know-how and employs various methods, including confidentiality and nondisclosure arrangements with its employees, consultants and others involved with the Company's product and technological development efforts, to protect the concepts, ideas and documentation relating to its proprietary technologies. There can be no assurance that these arrangements will provide meaningful protection to the Company or that other companies will not acquire information which the Company considers to be proprietary. Moreover, there can be no assurance that other companies have not or will not independently develop know-how comparable to or superior to that of the Company. See "Business - Patents; Proprietary Information."

         10. DEPENDENCE ON THE CRANE-PANDA LICENSING AGREEMENT; POTENTIAL CONFLICTS OF INTEREST. Pursuant to a license agreement entered into in April 1996 between the Company and Mr. Crane (the "Crane-Panda License"), Mr. Crane has granted the Company the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of the Company's Archistrat Computers and the development and commercialization of Compass PGA. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below and supersedes an earlier license agreement between Mr. Crane and the Company relating to the Compass Connector. Under the Crane-Panda License, the Company is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Archistrat Computers or other computer system on assembly. The Company may grant sublicenses under the Crane-Panda license, but only for the use of products as incorporated in the Archistrat Computers or other computer system or assembly. To date, there have been no sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License. The Crane-Panda License obligates the Company to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that the Company becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. The Company is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would have a material adverse effect on the Company. There can be no assurance that conflicts of interest will not arise with respect to the Crane-Panda License or that such conflicts will be resolved in a manner favorable to the Company. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

         In September 1992, Mr. Crane granted an exclusive license (the "3M License") to Minnesota Mining and Manufacturing Co. ("3M") to develop, manufacture, use and sell the Compass Connector other than as part of a computer system. In February 1996, Mr. Crane and 3M agreed to convert the 3M License to a nonexclusive license. The 3M License provides in certain circumstances for the payment of a royalty to Mr. Crane. As of the date of this report, Mr. Crane had received no such payments.

         11. SUBSTANTIAL CONTROL BY MANAGEMENT. As of the date of this report, officers and directors of the Company own of record and beneficially approximately 40.7% of the issued and outstanding shares of Common Stock and are thus able to exert substantial influence over the policies and affairs of the Company.

         12. RISKS RELATING TO POTENTIAL INTERNATIONAL OPERATIONS. Although the Company currently prices all of its international sales in U.S. dollars, future sales or licensing of its products or technologies outside the U.S., may be subject to the risks associated with fluctuations in currency exchange rates. The Company may also be subject to other risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies (which licenses may on occasion be delayed or difficult to obtain), unexpected changes in regulatory requirements, longer accounts receivable requirements, difficulties in managing international operations, potentially adverse tax consequences, economic and political instability, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales or licenses and, consequently, on the Company's business and operations as a whole.

         13. GENERAL. Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the semiconductor packaging and computer industries, changes in earnings estimates and recommendations by analysts and other events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from pages F-1 through F-22 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item regarding directors of the Company is incorporated by reference from the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1996. On June 7, 1996, Joseph A. Sarubbi resigned as a director of the Company.

         Set forth below are the names, ages as of June 1, 1996 and business experience of the executive officers of the Company:

NAME                                            AGE       POSITION
- - ----                                            ---       --------
Stanford W. Crane, Jr......................     45        President, Chief
                                                           Executive Officer and
                                                           Chairman of the
                                                           Board of Directors
William E. Ahearn..........................     58        President, Archistrat
                                                           Systems Division
T. Scott Shamlin...........................     50        President, Archistrat
                                                           Technologies Division
C. Daryl Hollis............................     52        Chief Financial
                                                           Officer and Secretary

         STANFORD W. CRANE, JR. has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in April 1992 and, since November 1993, as Senior Vice President - Product Design and Development. From May 1990 to April 1992, Mr. Crane was self-employed, principally engaged in the development of the Compass Connector. From 1984 to April 1990, Mr. Crane was president of Crane Electronics, Inc., which supplied advanced interconnection technology for military and commercial products. From 1980 until 1984, Mr. Crane was an executive at Molex Corporation, a publicly-held corporation manufacturing and selling electronic interconnect devices, and served from 1982 to 1984 on the Chairman's staff for the Advanced Development Committee and assisted in marketing and strategic planning for domestic and international operations. From 1976 to 1980, Mr. Crane served as a sales executive for AMP Incorporated, a manufacturer of electronic components.

         WILLIAM E. AHEARN joined the Company in March 1996 and has served as President of the Company's Archistrat Systems Division since April 1996. From 1993 to 1996, he was Director of Multimedia Products at AMP Incorporated. From 1964 to 1993, Mr. Ahearn served in a variety of positions at International Business Machines Corporation ("IBM"), including Product Manager for Digital Video Interactive and Collaborative Work Products IBM Europe, Product and Project Manager for Input/Output Technology Entry Systems and Electro-Optical Technologies at IBM Corporate Headquarters, and as staff member of IBM's T.J. Watson Research Center. From 1984 to 1989, Mr. Ahearn was a visiting scholar at the MIT Media Lab.

         T. SCOTT SHAMLIN joined the Company in November 1995 as President of the Company's Archistrat Technologies Division. From 1978 to 1995, Mr. Shamlin was employed by Motorola Corporation, most recently as Vice President and General Manager of Far East operations. Mr. Shamlin serves on the Board of Directors of Motorola Singapore, Motorola Malaysia and Nippon Motorola.

         C. DARYL HOLLIS has served as Chief Financial Officer of the Company since May 1996 under the terms of a consulting agreement which is cancellable by either Mr. Hollis or the Company without notice. From March 1993 through March 1996, Mr. Hollis was Senior Vice President, Secretary and Treasurer of Pointe Financial Corporation, a privately-held bank holding company. From 1991 through February 1993, Mr. Hollis was an independent business consultant. For more than 10 years prior to 1991, Mr. Hollis was a partner with Ernst & Young.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                  (1)      FINANCIAL STATEMENTS

                           The financial statements filed as part of this report
are listed on the Index to Financial Statements on page F-1.

                  (2)      FINANCIAL STATEMENT SCHEDULES

                           Schedule II--Valuation and Qualifying Accounts

         All other schedules are omitted as the information required is inapplicable or the information is presented in the financial statements or related notes.

                  (3)      EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION

3.1               Amended and Restated Articles of Incorporation of the
                  Company (incorporated herein by reference to Exhibit 3.1, filed as part of the Company's Registration Statement on Form SB-2 (File No.33-7664-A) (the "Registration Statement")).

3.2 Bylaws of the Company, as amended and restated as of July 29, 1994 (incorporated hereby by reference to Exhibit 3.2 filed as part of the Company's Form 10-QSB for the quarterly period ended June 30, 1994 (Commission File No. 0-24030)).

10.1 Amended and Restated Employment Agreement between the Company and Stanford W. Crane, Jr., dated February 22,
                  1994 (incorporated herein by reference to Exhibit 10.1 filed as part of the Registration Statement).

10.2              1993 Performance Incentive Plan, dated December 29,
                  1993 (incorporated herein by reference to Exhibit 10.6 filed as part of the Registration Statement).

10.3 Nonemployee Director Stock Option Plan, dated December 29, 1993, as amended on January 19, 1995 (incorporated herein by reference to Exhibit 4.6 filed as part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995 (Registration No. 33-86948)).@

10.4 1995 Employee Stock Incentive Plan, dated November 2, 1995 (incorporated herein by reference to Exhibit 4.4 filed as part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 7, 1995 Registration No. 33-99058).@

10.5(a) Lease Agreement between the Company and Fairfax Boca '92 L.P., dated March 2, 1994 (incorporated herein by reference to Exhibit 10.9(a) filed as part of the Registration Statement).

10.5(b) Amendment dated April 1, 1995, to Lease Agreement dated March 2, 1994, between the Company and Fairfax Boca '92, L.P.*

10.5(c) Amendment dated as of July 1, 1995, to Lease Agreement dated March 2, 1994, between the Company and Fairfax
                  Boca '92, L.P (incorporated herein by reference to Exhibit 10.9(c) filed as part of the Company's Form 10-KSB for the year ended March 31, 1995 (Commission File No. 0-24030)).

10.5(d) Lease Agreement dated October 28, 1995, between the Company and Fairfax Boca '92, L.P.

10.6 Form of Indemnification Agreement between the Company and its directors, dated December 29, 1993 (incorporated herein by reference to Exhibit 10.10 filed as part of the Registration Statement).

10.7 Agreement to Purchase, dated May 14, 1995, by and between the Company and Progressive Business
                  Solutions, Inc.*

10.8 Design and Manufacturing Agreement Base Agreement #B94639-00, dated March 27, 1995, by and between the Company and International Business Machines
                  Corporation.*

10.9              Design and Manufacturing Agreement Transaction
                  Document, #B94640-00 dated March 27, 1995 by and between the Company and International Business machines Corporation. (Confidential treatment has been requested for certain portions of Exhibit 10.9).*

10.10 Design and Manufacturing Agreement Transaction Document #B95149-00, dated March 27, 1995, by and between the Company and International Business Machines Corporation.*

10.11 Design and Manufacturing Agreement Transaction Document, #B95244-00, dated May 19, 1995, by and between the Company and International Business Machines Corporation.*

10.12 Master Task Agreement for Time and Material for Engineering Support and Prototype Build, executed on May 24, 1995 and effective as of December 23, 1994, by and between the Company and Group Technologies Corporation.*

10.13 Manufacturing and Purchase Agreement, dated May 25, 1995, by and between the Company and Group Technologies Corporation. (Confidential treatment has been requested for certain portions of Exhibit 10.13) (incorporated herein by reference to Exhibit 10.32 filed as part of the Company's Form 10-KSB for the year ended March 31, 1995 (Commission File No. 0-24030)).

10.14 License Agreement dated January 19, 1996 between the Company and Stanford W. Crane, Jr. (incorporated herein by reference to Exhibit 10.1 filed as part of the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on February 14, 1996).@

10.15 Agreement dated March 25, 1996, between the Company and Parametric Technology Corporation (Confidential treatment has been requested for certain portions of Exhibit 10.15).

10.16 License Agreement dated June 7, 1996 among the Company, AMP Incorporated, The Whitaker Corporation and Connectware Inc. (Confidential treatment has been requested for certain portions of Exhibit 10.16).

10.17             Consulting Agreement dated May 9, 1996 between the Company and
                  C. Daryl Hollis.@

21                Subsidiaries of the Company.

27                Financial Data Schedule.

- - ----------------------

*Exhibits 10.5(b), 10.7, 10.8, 10.9, 10.10, 10.11 and 10.12 are incorporated herein by reference to Exhibits 10.9(b), 10.26, 10.27, 10.28, 10.29, 10.30 and
10.31, respectively, filed as part of the Company's Post-Effective Amendment No. 1 to the Registration Statement.

@Management contracts and compensatory plans and arrangements.

         (B)      REPORTS ON FORM 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE PANDA PROJECT, INC.
                                                  (Registrant)

Date: June 27, 1996                               By:
                                                     Stanford W. Crane, Jr.
                                                     Chairman of the Board
                                                     President and Chief
                                                     Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                               TITLE                 DATE
       ---------                               -----                 ----

_______________________             President, Chief Executive   June 27, 1996
Stanford W. Crane, Jr.              Officer and Chairman of the
                                    Board (Principal Executive
                                    Officer)

_______________________             Chief Financial              June 27, 1996
C. Daryl Hollis                     Officer and Secretary
                                    (Principal Financial and
                                    Accounting Officer)

_______________________             Director                     June 27, 1996
James T.A. Wooder

_______________________             Director                     June 27, 1996
Robert C. Butler

THE PANDA PROJECT, INC.
INDEX TO THE FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants.......................    F-2

Balance Sheets as of March 31, 1996 and 1995.............................    F-3

Statements of Operations for the three years ended March 31, 1996........    F-4

Statements of Changes in Stockholders' Equity for the three years ended
March 31, 1996...........................................................  F-5-6

Statements of Cash Flows for the three years ended March 31, 1996........  F-7-8

Notes to Financial Statements............................................ F-9-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The Panda Project, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Panda Project, Inc. at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent on raising additional capital in order to fund its existing level of operations beyond September 1996. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Price Waterhouse LLP

Fort Lauderdale, Florida
June 24, 1996

THE PANDA PROJECT, INC.
BALANCE SHEETS
- - ----------------------------------------------------------------------------------------------------------------
                                                                                           MARCH 31,
                                                                                   1996                 1995
   ASSETS

Current Assets:
   Cash and cash equivalents                                                   $ 10,731,540         $  8,481,300
   Accounts receivable-trade (net of allowance of
    $171,943 in 1996 and $0 in 1995)                                                311,375                -
   Inventory                                                                      1,616,022              173,660
   Other receivables                                                                488,556                -
   Prepaid expenses and other current assets                                        246,942              307,921
                                                                               ------------         ------------
      Total current assets                                                       13,394,435            8,962,881
                                                                               ------------         ------------
Property and equipment, net                                                       4,315,199            1,282,252
Restricted cash                                                                     750,000                -
Other assets                                                                         98,047                -
                                                                               ------------         ------------
        Total assets                                                           $ 18,557,681         $ 10,245,133
                                                                               ============         ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable - trade                                                    $  1,216,530         $     78,407
   Accrued compensation and employee benefits                                       266,148              119,191
   Other current liabilities                                                      2,207,412              872,212
                                                                               ------------         ------------
      Total current liabilities                                                   3,690,090            1,069,810
                                                                               ------------         ------------
Commitments and contingencies (Note 15)                                               -                    -
                                                                               ------------         ------------
Stockholders' Equity:
   Common Stock, $.01 par value, 20,000,000 shares authorized,
    8,680,488 shares at March 31, 1996 and 6,666,891 shares at
    March 31, 1995 issued and outstanding                                            86,805               66,669
   Additional paid-in capital                                                    47,822,586           18,256,028
   Accumulated deficit                                                          (33,041,800)          (9,147,374)
                                                                               ------------         ------------
      Total stockholders' equity                                                 14,867,591            9,175,323
                                                                               ------------         ------------
        Total liabilities and stockholders' equity                             $ 18,557,681         $ 10,245,133
                                                                               ============         ============

   The accompanying notes are an integral part of these financial statements.

THE PANDA PROJECT, INC.
STATEMENTS OF OPERATIONS
- - ----------------------------------------------------------------------------------------------------------------

                                                                           FOR THE YEAR ENDED
                                                                               MARCH 31,
                                                                1996                1995                1994
Net revenues                                                $   870,658         $     -              $     -
                                                           ------------        ------------         ------------

Operating expenses:
   Cost of sales                                                741,790               -                    -
   Research and development                                   7,954,924           3,494,260              887,318
   Selling, general and administrative                       17,066,012           3,744,914              934,487
                                                           ------------        ------------         ------------
      Total operating expenses                               25,762,726           7,239,174            1,821,805
                                                           ------------        ------------         ------------
      Operating loss                                        (24,892,068)         (7,239,174)          (1,821,805)

Interest income                                                 953,962             293,612                -
Other income                                                     43,680              14,216               21,465
                                                           ------------        ------------         ------------
Net loss                                                   ($23,894,426)       ($ 6,931,346)        ($ 1,800,340)
                                                           ============        ============         ============

Net loss per common share                                        ($3.07)             ($1.25)              ($0.54)
                                                           ============        ============         ============

Weighted average number of
 shares of common stock and
 common stock equivalents
 outstanding                                                  7,786,426           5,531,941            3,306,532
                                                           ============        ============         ============

   The accompanying notes are an integral part of these financial statements.

THE PANDA PROJECT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
- - --------------------------------------------------------------------------------------------------------------------------

                                                 COMMON STOCK
                                           ------------------------       ADDITIONAL                           TOTAL
                                                             PAR           PAID-IN       ACCUMULATED        STOCKHOLDERS'
                                            SHARES          VALUE          CAPITAL         DEFICIT        EQUITY (DEFICIT)
                                           ---------      ---------     -------------   -------------     ----------------
Balance, March 31, 1993                    2,687,139       $ 26,872      $    277,437   ($   415,688)      ($    111,379)

Issuance of common stock for
 $283,028 cash during July-
 December 1993                               106,864          1,068           281,960          -                 283,028

Issuance of common stock upon
 conversion of accrued salary payable
 of $79,300 in December 1993                  23,668            237            79,063          -                  79,300

Issuance of stock options in December
 1993 to a director for consulting
 services to be rendered through
 December 1995, valued at $30,000              -              -                30,000          -                  30,000

Issuance of common stock for
 $200,022 cash in January 1994                59,693            597           199,425          -                 200,022

Issuance of common stock
 pursuant to private placement
 bridge during January-February
 1994, net of stock issuance costs
 of $152,740                                 269,682          2,697           721,030          -                 723,727

Cancellation of shares for
 initial "bridge exchange"                    (9,560)           (96)          (31,930)         -                 (32,026)

Issuance of common stock
 in March 1994 upon
 conversion of a stock
 option issued in April
 1993 for legal services
 rendered valued at $39,773                   20,502            205            39,568          -                  39,773

Issuance of options in
 February 1994 to an officer
 to purchase 197,860 escrowed
 shares valued at $350,000                     -              -               350,000          -                 350,000

Net loss                                       -              -                 -         (1,800,340)         (1,800,340)
                                           ---------       --------      ------------   ------------       -------------

Balance, March 31, 1994                    3,157,988       $ 31,580      $  1,946,553   ($ 2,216,028)      ($    237,895)
                                           ---------       --------      ------------   ------------       -------------

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

THE PANDA PROJECT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY CONT'D
- - --------------------------------------------------------------------------------------------------------------------------

                                                 COMMON STOCK
                                           ------------------------       ADDITIONAL                           TOTAL
                                                             PAR           PAID-IN       ACCUMULATED        STOCKHOLDERS'
                                            SHARES          VALUE          CAPITAL         DEFICIT        EQUITY (DEFICIT)
                                           ---------      ---------     -------------   -------------     ----------------
Balance, March 31, 1994
 (carryforward)                            3,157,988      $  31,580     $   1,946,553   ($  2,216,028)     ($    237,895)

Issuance of common stock
 and redeemable warrants
 to purchase common stock
 pursuant to an Initial Public
 Offering in May 1994, net of
 $2,335,639 of stock issuance
 costs                                     2,000,000         20,000         7,759,361           -              7,779,361

Issuance of common stock pursuant
 to the underwriter's over-allotment
 option in June 1994                         300,000          3,000         1,497,000           -              1,500,000

Issuance of common stock pursuant to
 exercise of outstanding redeemable
 warrants to purchase common stock
 during December 1994 - February
 1995, net of $58,212 of issuance
 costs                                     1,149,735         11,497         6,828,701           -              6,840,198

Issuance of common stock in January
 1995 - March 1995 upon conversion
 of outstanding warrants for $225,005
 cash                                         59,168            592           224,413           -                225,005

Net loss                                       -              -                 -         (6,931,346)         (6,931,346)
                                           ---------       --------      ------------   ------------       -------------
Balance at March 31, 1995                  6,666,891         66,669        18,256,028     (9,147,374)          9,175,323
                                           ---------       --------      ------------   ------------       -------------

Exercise of warrants                          27,917            279           107,222          -                 107,501

Exercise of incentive stock options           48,538            486           358,197          -                 358,683

Issuance of common stock in July
 1995 pursuant to a private placement,
 net of $1,018,420 of issuance costs       1,197,627         11,976        28,351,385          -              28,363,361

Exercise of nonqualified stock
 options                                     739,515          7,395           681,004          -                 688,399

Issuance of options below
 fair market value                             -              -                68,750          -                  68,750

Net loss                                       -              -                 -        (23,894,426)        (23,894,426)
                                           ---------       --------      ------------   ------------       -------------
Balance at March 31, 1996                  8,680,488       $ 86,805      $ 47,822,586   ($33,041,800)      $  14,867,591
                                           =========       ========      ============   ============       =============


   The accompanying notes are an integral part of these financial statements.

THE PANDA PROJECT, INC.
STATEMENTS OF CASH FLOWS
- - ----------------------------------------------------------------------------------------------------------------

                                                                            FOR THE YEAR ENDED
                                                                                 MARCH 31,
                                                                1996                1995                 1994
Cash flows from operating activities:
   Net loss                                               ($ 23,894,426)      ($  6,931,346)       ($  1,800,340)
                                                          -------------       -------------        -------------
Adjustments to reconcile net
 loss to net cash used by operating
 activities:
   Stock option compensation                                     68,750               -                  380,000
   Depreciation                                                 560,717              54,882                8,089
   Increase in accounts receivable, net                        (311,375)              -                    -
   Increase in other receivables                               (488,556)              -                    -
   Decrease (increase) in prepaid expenses
    and other current assets                                     60,981            (226,000)             (81,787)
   Increase in inventory                                     (1,442,362)           (173,660)               -
   (Increase) decrease in other assets                          (98,047)           (114,683)             117,878
   Increase in restricted cash                                 (750,000)              -                    -
   Increase (decrease) in accounts payable-
    trade                                                     1,138,123             (59,051)             122,023
   Increase in accrued compensation and
    employee benefits                                           146,957               -                    -
   Increase in other current liabilities                      1,335,200             390,626              591,041
                                                          -------------       -------------        -------------
       Total adjustments                                        220,388            (127,886)           1,137,244
                                                          -------------       -------------        -------------
       Net cash used by operating
        activities                                          (23,674,038)         (7,059,232)            (663,096)
                                                          -------------       -------------        -------------
Cash flows from investing activities:
   Additions to property and equipment                       (3,593,664)         (1,263,407)             (52,530)
                                                          -------------       -------------        -------------

       Net cash used by investing activities              ($  3,593,664)      ($  1,263,407)       ($     52,530)
                                                          -------------       -------------        -------------


                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

THE PANDA PROJECT, INC.
STATEMENTS OF CASH FLOWS CONT'D
- - ----------------------------------------------------------------------------------------------------------------

                                                                            FOR THE YEAR ENDED
                                                                                 MARCH 31,
                                                                1996                1995                 1994
        Net cash used by investing
         activities (carryforward)                        ($  3,593,664)      ($  1,263,407)       ($     52,530)
                                                          -------------       -------------        -------------

Cash flows from financing activities:
   Proceeds from (repayments of) notes
    payable                                                       -                (971,500)             971,500
   Proceeds from issuance of stock                           30,536,362          18,738,415            1,174,751
   Payment of stock issuance costs                           (1,018,420)         (1,789,623)            (604,228)
                                                          -------------       -------------        -------------
   Net cash provided by financing activities                 29,517,942          15,977,292            1,542,023
                                                          -------------       -------------        -------------
Net increase in cash and cash equivalents                     2,250,240           7,654,653              826,397
Cash and cash equivalents at beginning
 of period                                                    8,481,300             826,647                  250
                                                          -------------       -------------        -------------
Cash and cash equivalents at end of period                $  10,731,540       $   8,481,300        $     826,647
                                                          =============       =============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                             $       -           $      30,924        $      19,504
                                                          =============       =============        =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

/bullet/ In February 1994, the Board of Directors assigned to an officer options to purchase escrowed shares valued at $350,000.

/bullet/ In March 1994, 20,502 shares of common stock were issued in exchange for $39,773 of accrued legal expenses.

/bullet/ In February 1996, the Company recorded compensation expense of $68,750, in connection with the granting of 20,000 stock options to an employee at a price below the fair market value at the date of grant.

   The accompanying notes are an integral part of these financial statements.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS:

      DESCRIPTION OF BUSINESS
      The Panda Project, Inc. (the "Company") designs, develops, and licenses various products incorporating the Company's proprietary semiconductor packaging and interconnect technology, and designs, develops, manufactures, markets, services and supports powerful, modular, universal platform computers, including servers and workstations. The Company markets its products and services under the Archistrat brand name through value-added resellers and directly to its customers. These customers include corporate, government, and educational institution accounts. Based in Boca Raton, Florida, the Company conducts operations worldwide and has an inactive wholly-owned subsidiary, Archistrat Corporation, a Delaware Corporation.

      OPERATIONS
      The Company began recognizing revenue from its shipment of production units of its first commercially available product during the fourth quarter of the fiscal year ended March 31, 1996. As such, the fiscal year ended March 31, 1996 is the first fiscal year in which the Company is no longer considered to be in the development stage. In prior fiscal years, the Company accounted for its operations as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7 (FAS 7), ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES.

      As reflected in the accompanying financial statements, the Company has incurred significant losses. At March 31, 1996, the accumulated deficit was approximately $33.0 million. The Company's ability to generate significant revenue from operations is dependent upon, among other things, its ability to complete development of and commercialize additional products and technologies.

      LIQUIDITY AND CAPITAL RESOURCES
      As of March 31, 1996, the Company had working capital of approximately $9.7 million, and cash and cash equivalents of approximately $10.7 million. The Company anticipates, based on its current proposed plans and assumptions relating to its operations and sales, that the current assets of the Company at March 31, 1996 will not be sufficient to satisfy the contemplated cash requirements of the Company beyond September 1996. The Company is currently actively seeking equity financing, but does not have any current arrangements with respect to, or sources of, any such financing. There can be no assurance that the Company will be able to obtain any such equity financing on commercially reasonable terms or at all. The inability of the Company to obtain equity financing prior to September 1996 would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy, to postpone or cancel development of certain of its proposed products, or to otherwise significantly curtail or cease operations.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      A summary of the Company's significant accounting policies is as follows:

      USE OF ESTIMATES
      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS
      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      INVENTORY
      Inventory, which is principally comprised of component parts, is stated at the lower of cost or market with cost determined using a first-in, first-out (FIFO) basis. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. During fiscal 1996, a provision for inventory obsolescence was recorded in the amount of $128,412.

      PROPERTY AND EQUIPMENT
      Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Maintenance and repair costs are expensed as incurred.

      REVENUE RECOGNITION
      The Company recognizes revenue from product sales generally at the time of shipment. Provision is made currently for estimated product returns.

      ADVERTISING COSTS
      Advertising costs are charged to expense as incurred. There were no direct-response advertising costs reported as assets at March 31, 1996 and 1995. Advertising expense was $432,960, $0, and $0 for the years ended March 31, 1996, 1995, and 1994, respectively.

      WARRANTY EXPENSE
      The Company provides currently for the estimated costs which may be incurred for product warranties and post-sale support programs. Such estimates are periodically reviewed and adjusted, as necessary, to reflect actual experience.

      RESEARCH AND DEVELOPMENT COSTS
      The Company's policy is to expense all research and development costs as incurred.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

      LOSS PER SHARE
      Net loss per common and common equivalent share has been computed on the basis of the weighted average number of common shares outstanding during the related period. Common equivalent shares, consisting of stock options and stock warrants, have been excluded from net loss per common share calculations because they are anti-dilutive in all periods presented.

      INCOME TAXES
      The Company has adopted Statement of Financial Accounting Standards No. 109 (FAS 109), ACCOUNTING FOR INCOME TAXES. FAS 109 is an asset and liability approach that requires the recognition of deferred liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under FAS 109, the tax effects of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded based upon differences between the carrying amounts and the tax bases of other assets and liabilities. These temporary differences relate primarily to depreciation and certain accrued expenses.

      LONG-LIVED ASSETS
      The Company has not elected to early adopt Financial Accounting Standard No. 121 (FAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable such that assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. FAS 121 becomes effective beginning with the Company's first quarter of fiscal year 1997. Management believes that its adoption will not have a material effect on the Company's financial position or results of operation.

      STOCK-BASED COMPENSATION
      The Company has not elected early adoption of Financial Accounting Standard No. 123 (FAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION. FAS 123 becomes effective beginning with the Company's first quarter of fiscal year 1997, and management believes that its adoption will not have a material effect on the Company's financial position or results of operation. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and will provide pro forma disclosures of operating results and related per share data as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

      RECLASSIFICATION
      Certain reclassifications have been made to the accompanying fiscal 1994 and 1995 financial statements to conform to the fiscal 1996 presentation.

3.    SALES TO SIGNIFICANT CUSTOMERS:

      Sales to customers for the year ended March 31, 1996, include sales to two customers which represented 26% and 13% of total revenues. U.S. export sales to a Brazilian reseller represented an additional 23% of total revenues for the year ended March 31, 1996.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying amount of cash, accounts receivable, accounts payable, and accrued compensation and employee benefits approximates fair value due to the relatively short-term maturity of these instruments.

5.    RESTRICTED CASH:

      Restricted cash at March 31, 1996 represents a certificate of deposit which has been pledged as collateral for a standby letter of credit issued by the Company in the amount of $750,000 used as security for payment for orders placed by the Company and for performance under a manufacturing agreement. In April 1996, this standby letter of credit was increased to $900,000 and was renewed with an expiration date of August, 1996.

6.    CONCENTRATIONS OF CREDIT RISK:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company has business activities with large corporate, government and educational institution customers. In addition, a substantial number of the Company's trade receivables are also derived from international sales with 23% of fiscal 1996 net revenues generated from one customer in Brazil.

      The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of its customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. There can be no assurance that the credit quality of the customers with which the Company transacts business will be stable or that efforts to diversify receivables will prevent the Company from incurring material losses.

7.    INVENTORY:

      Inventory at March 31 consists of the following:

                                                  1996            1995

      Raw Materials                          $   937,388     $   173,660
      Work in Process                            225,872           -
      Finished Goods                             452,762           -
                                             -----------     -----------
                                             $ 1,616,022     $   173,660
                                             ===========     ===========

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

      At March 31, 1996, inventory totaled approximately $1.6 million and is valued at net realizable value, which is net of obsolescence reserves of approximately $128,000. Given the rapid pace of technological development in the computer industry, these inventories are at risk of becoming technologically obsolete. In light of the potential for technological obsolescence and the possibility that such inventories will be subject to market declines which would require the Company to write-down such inventories to the lower of cost or market and charge to expense the amount of the write-down, management has developed a program to monitor and reduce this inventory to desired levels over the near-term and believes no material loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

8.    PROPERTY AND EQUIPMENT:

      Property and equipment at March 31 consists of the following:

                                           ESTIMATED
                                            USEFUL
                                             LIVES        1996          1995

      Office furniture and equipment      3-10 years  $ 3,135,605   $   814,185
      Machinery and equipment              3-5 years    1,253,562       329,675
      Trade show booth and exhibit          5 years       383,027       228,417
      Motor vehicles                        5 years        54,402         -
      Construction in progress                            139,345         -
      Less:  Accumulated depreciation                    (650,742)      (90,025)
                                                      -----------   -----------
        Total property and equipment, net             $ 4,315,199   $ 1,282,252
                                                      ===========   ===========

      Depreciation expense for the years ended March 31, 1996, 1995, and 1994 totaled $560,717, $54,882, and $8,089.

9.    COMMON STOCK:

      In April 1992, upon formation of the Company, 2,283,000 shares were issued to Stanford W. Crane, Jr., founder of the Company, by decree of the Board of Directors. Also, in April 1992, 1,095,840 shares were issued to two former officers of the Company. A dispute arose between the Company and the two former officers relating to the actual number of shares to which the two former officers were entitled and, in October 1992, the Board of Directors voided the stock certificates representing such shares. In October 1993, the Company settled the dispute by issuing new stock certificates for 197,860 shares of the Company's common stock and making a cash payment of $17,500 to the former officers' attorney in satisfaction of their legal fees and expenses. Under the terms of the settlement, the 197,860 shares of the Company's common stock were to be held by an escrow agent (the "escrowed shares") subject to the Company's right to repurchase them. In February 1994, the Company assigned its right to repurchase the escrowed

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

      shares to Mr. Crane. In February 1996, Mr. Crane exercised his right to repurchase the escrowed shares.

      On May 24, 1994, the Company completed an initial public offering of 2,000,000 shares of the Company's common stock and redeemable warrants to purchase 1,150,000 shares of common stock. On June 15, 1994, pursuant to the underwriter's over-allotment option, the Company sold an additional 300,000 shares of common stock. Total proceeds received from the initial public offering and the exercise of the over-allotment option, net of $2,335,639 of issuance costs, amounted to $9,279,361.

      In December 1994, the Company exercised its right to call for redemption its publicly issued outstanding redeemable common stock purchase warrants. Each warrant entitled the holder to purchase one share of the Company's common stock at an exercise price of $6.00 per share and remained exercisable until January 31, 1995. Any warrants which were not exercised on or prior to January 31, 1995 were redeemed by the Company at a price of $.10 per warrant. As of March 31, 1995, 1,149,735 redeemable common stock warrants were exercised to purchase shares of the Company's common stock. The remaining 265 redeemable common stock warrants were redeemed for an aggregate of $26.50. Total proceeds received from the exercise of redeemable common stock warrants, net of $58,212 of issuance costs, amounted to $6,840,198.

      In July 1995, the Company consummated a private placement to accredited investors of 399,209 units at a purchase price of $73.60 per unit. Each unit consisted of three shares of common stock and one warrant to purchase one share of common stock at an exercise price of $40.00 per share, exercisable beginning in July 1996, resulting in the issuance by the Company of an aggregate of 1,197,627 shares and 399,209 warrants. The Company received proceeds of approximately $28.4 million from the private placement, net of expenses of $1,018,420.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

10.   NONQUALIFIED STOCK OPTIONS AND WARRANTS:

      The Company has issued various nonqualified stock options and warrants to investors, employees, consultants and directors. A summary of nonqualified options and warrant activity for the three year period ended March 31, 1996 is as follows:

                                                           OPTIONS                         WARRANTS
                                                   -------------------------          -----------------------
                                                                   OPTION                          EXERCISE
                                                    SHARES          PRICE              SHARES        PRICE
                                                   ---------     -----------          -------     -----------
        Outstanding, March 31, 1993                  684,900        $0.33                -
        Granted                                      282,760     $3.35-$5.00          280,744     $3.75-$4.00
        Canceled                                        -                             (23,250)       $4.00
                                                   ---------                          -------
        Outstanding, March 31, 1994                  967,660                          257,494
        Granted                                      160,000        $5.00                -
        Exercised                                       -                             (59,168)    $3.75-$4.00
                                                   ---------                          -------
        Outstanding, March 31, 1995                1,127,660                          198,326
        Granted                                         -                             436,249       $40.00
        Canceled                                     (64,410)    $0.33-$5.00          (37,040)      $40.00
        Exercised                                   (737,515)    $0.33-$5.00          (27,917)    $3.75-$4.00
                                                   ---------                          -------
        Outstanding, March 31, 1996                  325,735     $3.35-$5.00          569,618    $3.75-$40.00
                                                   =========                          =======

        In December 1993, the Company entered into an agreement with one of its directors to provide management and consulting services to the Company valued at $30,000 for a two year period in exchange for an option to purchase 91,000 shares of the Company's common stock at the estimated fair market value at that time of $3.35 per share. The option vested when granted and expires December 31, 1998. In January 1995, the director was paid an additional $75,000 as consideration for management and consulting services rendered and to be rendered from January 1995 through December 1995, due to the director's increased involvement with the Company. In May 1996, the director was paid an additional $175,000 for consulting services rendered.

11.     STOCK OPTION PLANS:

        In December 1993, the Company's Board of Directors approved the 1993 Performance Incentive Plan ("1993 Plan") and the Non-Employee Director Stock Option Plan.

        Pursuant to the 1993 Plan, both incentive options and nonqualified options may be granted under the plan. In addition, stock appreciation rights or restricted stock may also be granted under the plan; however no stock appreciation rights and restricted stock have been granted to date. The maximum number of shares of common stock with respect to which options may be granted under the 1993 Plan is 5% of the outstanding shares, not to exceed 1,000,000 shares. The option exercise price for all stock options is the closing bid price at the date of grant. Each stock option expires no more than ten years from the date of grant and no option may be exercised prior to the expiration of six months from the date of grant unless the recipient dies or becomes disabled.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

        In February 1996, an employee was granted stock options pursuant to the 1993 Plan at an exercise price below the fair market value at the date of grant. Compensation expense associated with this grant in the amount of $68,750 was recorded.

        The following table summarizes stock option activity under the 1993 Plan for each of the three years in the period ended March 31, 1996:

                                                                 SHARES            PRICE PER SHARE

        Options outstanding, March 31, 1993 and 1994                -
        Options granted                                          136,000             $5.50-$10.75
                                                                 -------
        Options outstanding, March 31, 1995                      136,000
        Options granted                                          191,500             $8.00-$24.50
        Options canceled                                         (16,500)            $8.00-$21.75
        Options exercised                                        (48,538)            $6.06-$14.00
                                                                 -------
        Options outstanding, March 31, 1996                      262,462             $5.50-$24.50
                                                                 =======

        There were 123,024 shares available for grants under the 1993 Plan at March 31, 1996.

        Under the Non-Employee Director Plan, each non-employee director of the Company who is serving on or elected to the Board automatically receives nonqualified stock options on the date of the annual meeting of the stockholders of the Company at the then current fair market value.
        All options granted under the Director's Plan become exercisable 25% annually one year after date of grant. The maximum number of shares of common stock with respect to which options may be granted under the Director's Plan is 50,000 shares.

        The following table summarizes stock option activity under the Non-Employee Director Plan for each of the three years in the period ended March 31, 1996:

                                                                  SHARES            PRICE PER SHARE
        Options outstanding, March 31, 1993                          -
        Options granted                                            4,000                 $3.35
                                                                 -------
        Options outstanding, March 31, 1994 and 1995               4,000
        Options granted                                            2,000                $42.00
        Options exercised                                         (2,000)                $3.35
                                                                 -------
        Options outstanding, March 31, 1996                        4,000             $3.35-$42.00
                                                                 =======

      There were 44,000 shares available for grants under the Non-Employee Director Plan at March 31, 1996.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

        In November 1995, the Company's Board of Directors approved the 1995 Employee Stock Incentive Plan ("1995 Plan"). Pursuant to the 1995 Plan, incentive options, nonqualified options, or any combination thereof, may be granted under the plan. In addition, stock appreciation rights or restricted stock may also be granted under the plan; however, no stock appreciation rights or restricted stock have been granted to date. The maximum number of shares of common stock with respect to which options may be granted under the 1995 Plan is 500,000 shares. Incentive options granted pursuant to the 1995 Plan are subject to approval by the shareholders of the Company within twelve months of the date on which the Board of Directors approved the plan. Although incentive options may be granted prior to shareholder approval of the Plan, no incentive options may be exercised prior to shareholder approval. The option exercise price for all stock options is the closing bid price at the date of grant.

        The following table summarizes stock option activity under the 1995 Plan through the period ended March 31, 1996:

                                                                  SHARES            PRICE PER SHARE

        Options outstanding, March 31, 1995                         -
        Options granted                                          338,141             $19.75-$46.88
        Options canceled                                         (24,000)            $28.00-$44.25
                                                                 -------
        Options outstanding, March 31, 1996                      314,141             $19.75-$46.88
                                                                 =======

        There were 185,859 shares available for grants under the 1995 Plan at March 31, 1996.

12.     EMPLOYEE SAVINGS PLAN:

        During the year ended March 31, 1996, the Company established a defined contribution retirement plan ("Savings Plan') that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligibility for participation commences six months from the date of hire. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($9,500 and $9,240 for calendar year 1996 and 1995, respectively). The Company currently matches 75% of employee contributions, up to a maximum of 6% of the employee's earnings. The employer match is made on an annual discretionary basis. Contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over five years. The Company's matching contributions to the Savings Plan were approximately $127,290 for the year ended March 31, 1996.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

13.    RELATED PARTY TRANSACTIONS:

       In January 1996, Mr. Crane entered into a license agreement ("the Crane/Panda License") with the Company with respect to the Compass Connector which supersedes the prior agreements between Mr. Crane and the Company with respect thereto. Pursuant to the Crane/Panda License, the Company continues to have the right, on a nonexclusive and royalty-free basis, to use and/or sell the Compass Connector as a component in its computers or other higher level assemblies or systems. The Company may also sublicense the Compass Connector technology as part of a license of the Company's proprietary technology provided that any royalty attributable to such sublicense is to be shared equally by the Company and Mr. Crane.

       In addition, Mr. Crane has granted the Company a nonexclusive license to sell, lease, or transfer the Compass Connector as loose or discrete components for specified royalties based on net sales of the Compass Connectors, commencing when the accumulated net sales price of the Compass Connectors reaches $100,000 (the "Royalty Date"). For the five year period following the Royalty Date, the Company is obligated to pay to Mr. Crane royalties equal to 5% of the net sales price of such Compass Connectors, including any such Compass Connectors sold prior to the Royalty Date. The royalty decreases to 2.5% after five years and 2.0% after ten years. The royalty decreases to 1.0% for any period during which no valid patent exists anywhere with respect to the Compass Connector. The royalty is also subject to reduction if Mr. Crane grants a third party a license with respect to Compass Connectors as loose or discrete components at a lower royalty than that charged to the Company. To date, Mr. Crane has received no royalties pursuant to the Crane/Panda License.

14.    INCOME TAXES:

       The deferred tax assets (liability) are comprised of the following as of March 31, 1996 and 1995:

                                                       1996             1995
       Deferred tax assets:
         Net operating loss                     $   12,350,000    $   3,407,000
         Research and development credits              534,000          297,000
         Allowance for doubtful accounts                66,000            -
         Accrued vacation                               53,000           18,000
         Inventory reserve                              50,000            -
         Warranty reserve                               61,000            -
                                                --------------    -------------
              Gross deferred tax asset              13,114,000        3,722,000

              Deferred tax asset valuation
                allowance                          (12,849,000)      (3,696,000)
                                                --------------    -------------

              Net deferred tax asset            $      265,000    $      26,000
                                                ==============    =============

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

      Deferred tax liability:
        Property, plant and equipment                (265,000)        (26,000)
                                                 ------------    ------------
              Deferred tax liability             $   (265,000)   $    (26,000)
                                                 ============    ============
              Net deferred tax asset             $          0    $          0
                                                 ============    ============

      Under FAS 109, a valuation allowance reducing the asset recognized must be recorded if it is determined that it is more likely than not that the asset will not be realized. Because of the uncertainty surrounding realizability of future benefits due to cumulative losses, a valuation allowance in the full amount of the net deferred tax asset has been provided for financial reporting purposes.

      At March 31, 1996, the Company has available approximately $32 million in net operating loss ("NOL") carryforwards available to offset future taxable income, if any, for federal and state income tax purposes. If unutilized, these NOL carryforwards will expire at various times beginning in the year 2009.

      At March 31, 1996, unused credit carryforwards for increasing research activities of approximately $534,000 are also available. The credit carryovers will expire at various times beginning in the year 2010.

      Due to the change of control effected by the initial public offering of the Company's stock on May 24, 1994, the amount of future taxable income that can be offset by the Company's net operating losses incurred prior to May 24, 1994, as well as the amount of tax liability that can be offset by research and development credit, may be limited.

15.   COMMITMENTS AND CONTINGENCIES:

      EMPLOYMENT AGREEMENTS
      Under the terms of an employment agreement with Mr. Crane entered into in November 1993, he serves as the Senior Vice President, Product Design and Development, and at the discretion of the Board of Directors, as the Chairman of the Board and the Company's President and Chief Executive Officer. Mr. Crane's agreement has a base annual salary with salary increases and bonuses available to him based on the attainment of certain revenue levels by the Company, which were not achieved for fiscal 1996. The term of the agreement extends to January 1999. In December 1994, pursuant to his employment agreement, Mr. Crane received a bonus of $25,000 related to the completion of a prototype of the Archistrat 4 Computer and its installation in two beta test sites.

      Mr. Crane's employment is terminable at will by Mr. Crane upon six months' prior notice and is terminable by the Company for cause at any time or in the event that Mr. Crane becomes disabled and, as a result, is unable to perform his obligations under the agreement for three consecutive months. In the event that the agreement is terminated other than as a result of Mr. Crane's death or disability or for cause, Mr. Crane will be entitled to receive an amount equal to the greater of

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

      $150,000 or his annual compensation for the preceding calendar year. In addition, Mr. Crane has agreed not to compete with the Company for a period of two years after the termination of his employment provided he receives payments during that period equal to twice the greater of $150,000 or his salary at the time of such termination, calculated on an annualized basis.

      In connection with the private placement sale of units in January 1994, the Underwriter who acted as placement agent for the Company with respect to such sale requested that the terms of Mr. Crane's employment contract with the Company be modified to limit the Company's obligation to cause registration of his then existing share holdings to no more than 20% annually following the second anniversary of the Company's proposed initial public offering. In February 1994, in consideration for the modification of Mr. Crane's registration rights, the Company further modified Mr. Crane's employment agreement to assign to him the Company's right to repurchase the 197,860 escrowed shares referred to in Note 9. Compensation expense associated with this assignment in the amount of approximately $350,000 was recorded in February 1994.

      Pursuant to the terms of the agreement, Mr. Crane has assigned to the Company the rights to all improvements or related discoveries or inventions developed or conceived by him during the term of the agreement which relate to the technology developed by him and previously assigned to the Company. The employment agreement also provides that Mr. Crane may develop additional products or technologies unrelated to the products currently being developed by the Company.

      In October 1995, the Company entered into an employment agreement with an individual who serves as an executive of the Company. In addition to a base salary, the agreement provides for the granting of 75,000 stock options which vest 15,000 upon employment and 15,000 annually thereafter, and a bonus available to the executive based on the attainment of certain targets to be mutually agreed upon. Also, the employment agreement includes a severance clause such that if terminated, the Company will provide six months' salary, paid on a monthly basis, and the acceleration of the vesting of a portion of the stock options previously granted. In November 1995, pursuant to a provision in his employment agreement, this individual received a cash bonus of $50,000.

      In January 1996, the Company entered into a two-year employment agreement with an individual who serves as an executive of the Company. In addition to a base salary, the agreement provides for a bonus attainable based on achieving periodic performance objectives. The agreement also provides for the granting of 20,000 stock options to the executive on the first anniversary of employment.

      At March 31, 1996, the Company's aggregate cash commitment under all employment agreements, should all covered employees be terminated, approximates $800,000.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

      OPERATING LEASES
      The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases pertain to the Company's lease of its principal offices in Boca Raton, Florida, which house substantially all of the Company's operations, including research and development, product testing and other operations. Pursuant to the lease relating to such facility, the Company is currently obligated to make monthly rental payments of approximately $30,450, $28,600, and $28,600 for the months of June, July and August 1996. This lease expires in August 1996 and at such time, the Company intends to relocate its principal offices to another building in Boca Raton. The Company has entered into a lease for such new office space beginning June 1, 1996 and terminating March 31, 2001. Pursuant to such lease, the Company is required to make monthly rental payments of approximately $67,000, $80,000, $84,000, $86,000 and $87,000 during each of the first, second, third, fourth, and fifth years, respectively, of such lease. Rent expense under all operating leases was approximately $383,203, $167,206, $19,178 for the years ended March 31, 1996, 1995, and 1994 respectively.

      Minimum future rental payments on non-cancelable operating leases with remaining lease terms in excess of one year are as follows:

                         MARCH 31,
                         1997                          $  918,287
                         1998                           1,053,742
                         1999                           1,047,162
                         2000                           1,032,000
                         2001                           1,044,000
                                                       ----------

                Total minimum future
                rental payments                        $5,095,191
                                                       ==========

      OTHER COMMITMENTS
      In March 1996, the Company entered into an agreement with a developer of computer assisted design (CAD) software (the "Developer") that will certify the Company's computer products for use with the Developer's CAD products. In connection with the agreement, the Company agreed to purchase from the Developer, over an eighteen month period, CAD software valued at $1 million, payable either in cash, or at the Company's option, partially by selling work stations and the related system software to the Developer. In conjunction with this agreement, the Company has also provided two computer products to the Developer on an indefinite loan basis.

      The Company has various purchase commitments relative to normal business activities, all of which are expected to be fulfilled with no material adverse consequences to the Company's financial position.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
- - --------------------------------------------------------------------------------

      LITIGATION
      In May 1993, the Company entered into an agreement with a company to act as the Company's financing agent in its capital raising efforts. On June 3, 1994, this company filed a lawsuit against the Company alleging breach of contract and claiming, among other items, punitive damages. The plaintiff is seeking approximately $1.8 million in damages, plus interest and attorneys' fees. On June 27, 1994 the Company filed a motion to dismiss the complaint. The Company's motion to dismiss was granted on August 8, 1995. However, on August 10, 1995, the plaintiff filed an amended complaint alleging a breach of contract claim and alleging that the plaintiff was entitled to a fee equal to 10% of an unspecified amount of financing proceeds received by the Company. The amended complaint seeks unspecified damages, pre-judgment interest, attorneys' fees and costs. At this time, discovery in the case is proceeding. Management of the Company believes the claims to be without merit, and intends to vigorously defend against such claims. The ultimate outcome of the litigation can not be determined at present. No provision for liability, if any, that may result upon resolution of this matter has been made in the accompanying financial statements.

      There are various legal proceedings and claims pending against the Company, including disputes with former employees. While it is not possible to determine the ultimate outcome of these matters, it is the opinion of management, based on advice from counsel, that the resolution of such matters will not have an aggregate material adverse effect on the Company's financial position.

16.   SUBSEQUENT EVENTS:

      LICENSING AGREEMENT
      In June 1996, the Company entered into a license agreement with AMP Incorporated ("AMP") under which AMP was granted the right to manufacture and market the Company's VSPA product. Generally, the agreement grants AMP non-exclusive rights to the VSPA product for the term of the patents included in the license agreement. The Company is entitled to receive royalties on sales by AMP or its affiliates of VSPA packages.

                                     * * * *

THE PANDA PROJECT, INC.
Year Ended March 31, 1996

Schedule II --- Valuation and qualifying accounts

Column A                  Column B                    Column C                            Column D              Column E

                                                     Additions
                                           -----------------------------------
                          Balance at          (1)
Description               beginning        Charged to             (2)               Deductions - describe    Balance at end
   (1)                    of period        costs and        Charged to other                                     of period
                                            expenses       accounts - describe
- - ----------------------------------------------------------------------------------------------------------------------------
Allowance for
  doubtful accounts           $0            $171,943                                          $0                 $171,943

Obsolescence reserve          $0            $128,412                                          $0                 $128,412