Form 10-Q
period 1996-06-30
PANDA PROJECT INC
filed 1996-08-19
CIK 917736

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------
[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

[ ]         Transition Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________

                         Commission File Number 0-24030

                             THE PANDA PROJECT, INC.
             (Exact name of registrant as specified in its charter)

        FLORIDA                                                   65-0323354
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           5201 CONGRESS AVENUE, C-100
                            BOCA RATON, FLORIDA 33487
                    (Address of principal executive offices)

                                 (561) 994-2300
                         (Registrant's telephone number)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES X  NO____.

                APPLICABLE ONLY TO ISSUERS INVOLED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES____ NO____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: AS OF AUGUST 15, 1996, THE PANDA PROJECT, INC. HAD 9,778,258 SHARES OF COMMON STOCK OUTSTANDING.
================================================================================

                            THE PANDA PROJECT, INC.

                                     INDEX

                                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets                                                     3
         Statement of Operations                                            4
         Statement of Cash Flows                                            5
         Notes to Financial Statements                                      6

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 12
Item 2 - Changes in Securities                                             12
Item 3 - Defaults Upon Senior Securities                                   12
Item 4 - Submission of Matters to Vote of Security Holders                 12
Item 5 - Other Information                                                 12
Item 6 - Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                 13

THE PANDA PROJECT, INC.
BALANCE SHEETS

- ------------------------------------------------------------------------------------------------
                                                                 JUNE 30,          MARCH 31,
                                                                   1996              1996
                                                                (UNAUDITED)
   ASSETS

Current Assets:
   Cash and cash equivalents                               $      6,736,663    $      10,731,540
   Accounts receivable-trade (net of allowance of
    $171,943 at June 30, 1996 and March 31, 1996)                   229,690              311,375
   Inventory                                                      1,969,746            1,616,022
   Other receivables                                                405,597              488,556
   Prepaid expenses and other current assets                         97,416              246,942
                                                           ----------------    -----------------
      Total current assets                                        9,439,112           13,394,435
                                                           ----------------    -----------------
Property and equipment, net                                       4,139,166            4,315,199
Restricted cash                                                     900,000              750,000
Other assets                                                         99,556               98,047
                                                           ----------------    -----------------
        Total assets                                       $     14,577,834    $      18,557,681
                                                           ================    =================

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable - trade                                $        468,765    $       1,216,530
   Accrued compensation and employee benefits                       254,740              266,148
   Other current liabilities                                      3,897,604            2,207,412
                                                           ----------------    -----------------
      Total current liabilities                                   4,621,109            3,690,090
                                                           ----------------    -----------------
Commitments and contingencies                                       -                    -
                                                           ----------------    -----------------
Stockholders' Equity:
   Common Stock, $.01 par value, 20,000,000
    shares authorized, 9,126,175 shares at June 30, 1996
    and 8,680,488 shares at March 31, 1996 issued and
    outstanding                                                      91,262               86,805
   Additional paid-in capital                                    50,695,376           47,822,586
   Accumulated deficit                                          (40,829,913)         (33,041,800)
                                                           ----------------    -----------------
      Total stockholders' equity                                  9,956,725           14,867,591
                                                           ----------------    -----------------
        Total liabilities and stockholders' equity         $     14,577,834    $      18,557,681
                                                           ================    =================

            The Balance Sheet at March 31, 1996 has been derived from the audited financial statements of the Company at that date.


                     See Notes to the Financial Statements.

THE PANDA PROJECT, INC.
STATEMENTS OF OPERATIONS

- -----------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                                   1996                1995
                                                         (UNAUDITED)

Gross revenues                               $    596,569          $     -
Less sales returns and allowances                (163,457)               -
                                            -------------         ------------
Net revenues                                      433,112                -

Operating expenses:
   Cost of sales--Note 2                          790,106                -
   Research and development                     1,537,068            1,622,471
   Selling, general and administrative          4,552,836            2,371,375
   Costs associated with asset
     impairments--Note 4                        1,471,026                -
                                            -------------         ------------
      Total operating expenses                  8,351,036            3,993,846
                                            -------------         ------------
      Operating loss                           (7,917,924)          (3,993,846)

Interest income                                   122,004               99,043
Other income                                        7,807                -
                                            -------------         ------------
Net loss                                    ($  7,788,113)        ($ 3,894,803)
                                            =============         ============
Net loss per common share                          ($0.88)              ($0.58)
                                            =============         ============
Weighted average number of
 shares of common stock and
 common stock equivalents
 outstanding                                    8,810,664            6,683,547
                                            =============         ============

                     See Notes to the Financial Statements.

THE PANDA PROJECT, INC.
STATEMENTS OF CASH FLOWS

- -------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                              1996                 1995
                                                                     (UNAUDITED)
Cash flows from operating activities:
   Net loss                                              ($  7,788,113)       ($  3,894,803)
                                                         -------------        -------------
Adjustments to reconcile net loss to
 net cash used by operating activities:
   Depreciation                                                403,361               70,709
   Decrease in accounts receivable, net                         81,685                 -
   Decrease in other receivables                                82,959                 -
   Decrease (increase) in prepaid expenses
    and other current assets                                   149,526             (111,672)
   Increase in inventory, net                                 (353,723)            (122,256)
   Increase in other assets                                     (1,509)                -
   Decrease in accounts payable-trade                         (747,765)             (51,024)
   (Decrease) increase in accrued compensation and
    employee benefits                                          (11,408)             128,376
   Increase (decrease) in other current liabilities          1,690,191             (362,117)
                                                         -------------        -------------
       Total adjustments                                     1,293,317             (412,068)
                                                         -------------        -------------
       Net cash used by operating
        activities                                          (6,494,796)          (4,306,871)
                                                         -------------        -------------
Cash flows from investing activities:
   Additions to property and equipment                        (227,328)            (498,977)
                                                         -------------        -------------
       Net cash used by investing activities                  (227,328)            (498,977)
                                                         -------------        -------------
Cash flows from financing activities:
   Proceeds from issuance of stock                           2,877,247               90,900
                                                         -------------        -------------
   Net cash provided by financing activities                 2,877,247               90,900
                                                         -------------        -------------
Net decrease in cash and cash equivalents                   (3,844,877)          (4,714,948)
Cash and cash equivalents at beginning
 of period                                                  10,731,540            8,481,300
                                                         -------------        -------------
Cash and cash equivalents at end of period               $   6,886,663        $   3,766,352
                                                         =============        =============

During the quarter ended June 30, 1996, the Company sold certain products to a software developer in exchange for certain licenses to use the developer's software for internal purposes. Revenues and fixed assets were recorded as a result of the transaction in the amount of approximately $327,000.

                     See Notes to the Financial Statements.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996

- --------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

The accompanying condensed financial statements of The Panda Project, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles on a basis consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 1996. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results of operation for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

2.    INVENTORY

                                 JUNE 30, 1996       MARCH 31, 1996
                                 -------------       --------------
           Raw materials         $   1,237,134       $      937,388
           Work in process              93,611              225,872
           Finished goods              639,001              452,762
                                 -------------       --------------
                                 $   1,969,746       $    1,616,022

Inventory is valued at net realizable value, which is net of obsolescence reserves of approximately $128,000 and $800,000 at March 31, 1996 and June 30, 1996, respectively.

During the quarter ended June 30,1996, approximately $500,000 was charged to cost of sales in connection with the write down of certain inventory to net realizable value, and the recognition of scrap and rework charges associated with certain engineering changes made to existing products.

3.  STOCKHOLDERS' EQUITY

In July 1996, the Company completed the sale of 1,087,833 shares of its common stock in a private placement to accredited investors. The Company received proceeds of approximately $9 million, net of expenses of approximately $800,000. At June 30, 1996, the Company had received $1.8 million in proceeds from investors, which is reflected in the accompanying balance sheet.

In addition to the shares of common stock purchased by each investor in the placement, such investor received a warrant to purchase an equal number of shares of common stock at an exercise price of $11 per share. The warrants expire in July 2001 and are callable by the Company whenever the Company's common stock trades at a price of $26 or more for thirty consecutive trading days. No value has been separately allocated to these warrants.

In addition, during the quarter ended June 30, 1996, options to purchase 245,687 shares of common stock were exercised for which the company received proceeds of approximately $1,077,000.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996

- --------------------------------------------------------------------------------

4.  COSTS ASSOCIATED WITH ASSET IMPAIRMENTS

During the quarter ended June 30, 1996, the Company determined that, due to various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products), certain long-lived assets were impaired. As a result, in the first quarter of fiscal 1997, the Company recorded a charge of approximately $1.5 million, the majority of which relates to assets which will continue to be held and used in continuing operations. Of this total, approximately $650,000 relates to demonstration and promotional equipment and approximately $350,000 relates to production equipment and tooling. The remaining portion relates principally to an automated inventory control system considered by the Company to be of limited future use. The Company determined the amount of the asset impairment charge using various valuation techniques.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in April 1992 to design, develop, and license products incorporating the Company's proprietary semiconductor packaging and interconnect technology (the "Archistrat Technology Products") and to develop, manufacture and market a line of powerful, modular computers (the "Archistrat Computers"). The Company's fiscal year ends March 31. Prior to January 1, 1996, the Company was considered a "development stage enterprise" as defined by Statement of Financial Accounting Standards No. 7 (FAS 7), ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES, and the Company's financial statements for all periods prior to that date were prepared on the basis specified in FAS 7. The Company emerged from development stage status as of January 1, 1996.

This Report on Form 10-Q contains forward-looking statements. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the company's actual results to differ materially from those indicated by such forward-looking statements. These factors, include, without limitation, delays in product development, competitive pressures, manufacturing risks, general economic conditions and the risk factors detailed from time to time in the company's periodic reports and registration statements filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS - FIRST QUARTER OF 1997 COMPARED TO FIRST QUARTER OF 1996

Gross revenue from the sale of Archistrat computers amounted to $596,569 during the quarter ended June 30, 1996 (the "first quarter of fiscal 1997"); net revenue for the period accounted to $433,112 after deducting sales returns and allowances. Because the Company began shipment of production units of the Archistrat Computer, its first commercially available product, during the second quarter of fiscal 1996, no revenues from operations were realized during the quarter ended June 30, 1995 (the "first quarter of fiscal 1996").

During the fourth quarter of fiscal year 1996, the Company entered into arrangements with Siemens Nixdorf Information Systems, Inc. ("Siemens") and with Parametric Technology Corporation ("Parametric") relating to the marketing of its Archistrat computers. The Siemens arrangement is subject to execution of a definitive agreement, and no sales of computers have been made by the Company under the terms of this arrangement. Subject to the completion of the definitive agreement, management believes such sales are likely to occur during the quarter ending December 31, 1996. Sales aggregating $327,000 were made under the arrangements with Parametric during the quarter ended June 30, 1996.

In June 1996, the Company entered into a license agreement with AMP Incorporated under which AMP is granted the right to manufacture and market the Company's VSPA product. Under this agreement, AMP has exclusive rights to the VSPA product in certain fields for a limited period of time and non-exclusive rights in all other fields for the term of the patents included in the license agreement. The Company is entitled to receive royalties on sales by AMP or its affiliates of the VSPA packages.

The revenue and gross profit amounts for the first quarter of fiscal 1997 do not include the effects of any licensing arrangements related to the Company's Archistrat Technologies. The Company expects to realize licensing revenue in an amount not yet quantified during fiscal 1997.

Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 1996 increased approximately $2.2 million to $4.6 million as compared to $2.4 million for the corresponding quarter of the previous year. The significant increase (92%) in SG&A expenses is due principally to the costs incurred in connection with the introduction of the Archistrat 4s server, and the expansion of distribution channels and the sales force. In this connection, the Company significantly increased the number of employees from 63 at June 30, 1995 to 140 at June 30, 1996. As a result, employee compensation and related expenses, such as state and federal unemployment taxes, health insurance premiums and other fringe benefits, amounted to $1.7 million for the quarter ended June 30, 1996, as compared with approximately $700,000 for the corresponding quarter of the previous year. As of August 1, 1996, the Company has reduced its number of full-time employees to approximately 100 and does not expect to significantly increase that number during the next fiscal quarter. Increased sales of the Company's Archistrat Computers, additional licensing arrangements related to the Company's Semiconductor Technology, or both may require the hiring of additional employees in the later months of fiscal 1997. Professional fees, such as legal services associated with registration of patents, accounting and auditing, and various other consulting services, increased approximately $570,000 compared to the corresponding period of the preceding year. Facility rent and insurance expense increased approximately $330,000 compared to the corresponding period of the preceding year.

Research and development (R&D) expenses totaled approximately $1.5 million for the first quarter of fiscal 1997, representing a slight decrease as compared to $1.6 million for the first quarter of fiscal 1996. The Company believes that its level of R&D spending is appropriate to support current operations and to continue to maintain strong efforts to design and develop VSPA, Compass PGA, and the Archistrat 4s Computers and related technologies. During the quarter ended June 30, 1996, research and development activities included continued testing and qualification of VSPA; development of initial production tooling for VSPA; development of Compass PGA, and the development of a new processor board utilizing DEC's alpha microprocessor.

During the quarter ended June 30, 1996, management initiated a review which ultimately led to a realignment of responsibilities of the Company's two divisions, and a reduction in the number of employees, as well as adjustments to the carrying value of certain assets. During this review, management considered the nature and extent to which the Company has used strategic alliances with larger, more established companies and concluded that the use of such arrangements should be continued and expanded, when appropriate.

Management concluded that the alliances entered into with Siemens and Parametric relating to the marketing of the Company's Archistrat computers and with AMP relating to the VSPA product are representative of the types of alliances that the Company will seek to establish in the future. Such future alliances will likely relate to manufacturing activities and product and technology development, as well as the marketing of such products and technologies. By using the greater resources of larger, more established companies, the Company believes it will be able to achieve its objectives more quickly and with less expenditure of its own resources.

In connection with management's review, the Company determined that, due to various events and changes in circumstances (as described above), certain long-lived assets were impaired. As a result, in the first quarter of fiscal 1997, the Company recorded a charge of approximately $1.5 million, the majority of which relates to assets which will continue to be held and used in continuing operations. Of this total, approximately $650,000 relates to demonstration and promotional equipment and approximately $350,000 relates to production equipment and tooling. The remaining portion relates principally to an automated inventory control system considered by the Company to be of limited future use.

In realigning the responsibilities of the Company's two divisions, the activities of the newly named Semiconductor Technologies Division were limited to focusing on the VSPA semiconductor package and related technologies. That division's other previous activities were absorbed by the Company's Systems Division. As a result of these changes and other actions taken by management, the total number of employees of the Company was reduced to approximately
100 as of August 1, 1996.

Depreciation expense increased to $380,996 in the first quarter of fiscal 1997 from $70,709 in the first quarter of fiscal 1996. This increase is primarily due to the acquisition of office furniture and equipment resulting from the hiring of additional full-time personnel, and the acquisition near the end of fiscal 1996 of machinery and equipment necessary to develop the internal capability and capacity to manufacture VSPA as well as the Compass Connectors.

Interest and other income for the first quarter of fiscal 1997 increased to $129,811 from $99,043 from the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has largely been dependent upon the proceeds of sales of its securities to fund its activities. The Company expects that increased shipments of Archistrat computers and the related revenue, as well as licensing revenue from the arrangement with AMP and other potential licensees, will provide additional resources to partially fund its activities during the remainder of the current fiscal year. However, sales of Archistrat computers to date have been limited, there has been no licensing revenue from the AMP arrangement nor have revenues from any additional licensing agreements been realized as of the date of this report.

In connection with the management review discussed previously, a revised budget for the remainder of the current fiscal is being developed. In addition to the savings expected from the reduction in number of employees resulting from the actions described earlier, management intends to bring total spending to a level which will permit the continuation of appropriate spending for critical research and development and marketing activities but which will also make prudent use of the Company's total resources.

In July 1996, the Company completed the sale of 1,087,833 shares of its common stock in a private placement to accredited investors. The Company received proceeds of approximately $9 million, net of expenses of approximately $800,000. At June 30, 1996, the Company had received $1.8 million in proceeds from investors, which is reflected in the accompanying balance sheet. In addition to the shares of common stock purchased by each investor in the placement, such investor received a warrant to purchase an equal number of shares of common stock at an exercise price of $11 per share. The warrants expire in July 2001 and are callable by the Company whenever the Company's common stock trades at a price of $26 or more for thirty consecutive trading days. In connection with the placement, the company entered into a Registration Rights Agreement entitling each purchaser the right to cause the company to effect the registration of the company shares of common stock held by the purchaser under the terms and conditions set forth in the agreement.

As of June 30, 1996, the Company had working capital of approximately $4.8 million. The Company anticipates, based on its revised plans and assumptions relating to its operations, that the amount of working capital at June 30, 1996, as augmented by proceeds received from the July 1996 private placement, anticipated revenues from the sale of Archistrat computers and limited licensing revenue, will be sufficient to satisfy the Company's anticipated cash requirements through March 31, 1997.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

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


Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits

         10.1  Form of Registration Rights Agreement dated July 18, 1996

         27    Financial Data Schedule

         (b)      Reports on Form 8-K:

         A current report on Form 8-K dated April 8, 1996 was filed on April 19, 1996 reporting certain changes in the management of the Registrant, an event reported under Item 5 - Other Events.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant caused duly this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE PANDA PROJECT, INC.

Date:    August 16, 1996

                              By:  /s/ C. DARYL HOLLIS
                                   ----------------------------------
                                   C. Daryl Hollis, Chief Financial Officer
                                   (On behalf of the Registrant and as Principal Financial and Accounting Officer)