Form 10-Q
period 1996-09-30
PANDA PROJECT INC
filed 1996-11-14
CIK 917736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                 901 YAMATO ROAD
                            BOCA RATON, FLORIDA 33431
                    (Address of principal executive offices)

                                (561) 994-2300
                       (Registrant's telephone number)

                           5201 CONGRESS AVENUE, C-100
                              BOCA RATON, FL 33487
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: AS OF NOVEMBER 12, 1996, THE PANDA PROJECT, INC. HAD 10,073,808 SHARES OF COMMON STOCK OUTSTANDING.

                             THE PANDA PROJECT, INC.

                                      INDEX

                                                                 PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Balance Sheets                                          3
           Statements of Operations                                4
           Statements of Cash Flows                                5
           Notes to Financial Statements                          6-7

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                        11
Item 2 - Changes in Securities                                    11
Item 3 - Defaults Upon Senior Securities                          11
Item 4 - Submission of Matters to Vote of Security Holders       11-12
Item 5 - Other Information                                        12
Item 6 - Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                        13

THE PANDA PROJECT, INC.
BALANCE SHEETS

                                                                          SEPTEMBER 30,               MARCH 31,
                                                                              1996                      1996
                                                                           (UNAUDITED)

ASSETS

Current Assets:
    Cash and cash equivalents                                             $7,988,591                $10,731,540
    Accounts receivable-trade (net of allowance of
    $208,245 at September 30, 1996 and $171,943
    at March 31, 1996)                                                       386,139                    311,375
    Inventory                                                                914,615                  1,616,022
    Other receivables                                                        321,613                    488,556
    Prepaid expenses and other current assets                                161,360                    246,942
                                                                          ----------                -----------

Total current assets                                                       9,772,318                 13,394,435
                                                                          ----------                -----------

Property and equipment, net                                                4,241,665                  4,315,199
Restricted cash                                                              900,000                    750,000
Other assets                                                                 102,568                     98,047
                                                                          ----------                -----------

          Total assets                                                   $15,016,551                $18,557,681
                                                                          ==========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                      $1,079,796                 $2,904,690
    Accrued compensation and employee benefits                                77,226                    266,148
    Other current liabilities                                              2,303,610                    519,252
                                                                          ----------                -----------

Total current liabilities                                                  3,460,632                  3,690,090
                                                                          ----------                -----------

Commitments and contingencies                                                 --                          --

Stockholders' Equity:
    Common Stock, $.01 par value, 50,000,000
    shares authorized, 10,065,108 shares at September 30, 1996 and 8,680,488 shares at March 31, 1996 issued and
    outstanding                                                              100,651                     86,805
    Additional paid-in capital                                            58,335,201                 47,822,586
    Accumulated deficit                                                  (46,879,933)              (33,041,800)
                                                                          ----------                -----------

Total stockholders' equity                                                11,555,919                 14,867,591
                                                                          ----------                -----------

          Total liabilities and stockholders' equity                     $15,016,551                $18,557,681
                                                                          ==========                ===========


 The Balance Sheet at March 31, 1996 has been derived from the audited financial statements of the Company at that date.

                     See Notes to the Financial Statements.

THE PANDA PROJECT, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                        SEPTEMBER 30,                               SEPTEMBER 30,

                                                  1996                 1995                   1996                1995
Gross revenues                                  $837,359              $17,120             $1,433,928             $17,120
Less sales returns and allowances                (19,746)                  --               (183,204)                 --
                                              ----------           ----------            -----------          ----------

Net revenues                                     817,613               17,120              1,250,725              17,120

Operating expenses:
    Cost of sales--Note 2                      1,398,674               16,275              2,188,780              16,275
    Research and development                   1,923,880            1,897,955              3,460,948           3,520,426
    Selling, general and administrative        3,690,933            4,669,518              8,243,769           7,040,893
    Costs associated with asset
    impairments                                                                            1,471,026
                                              ----------           ----------            -----------         -----------

Total operating expenses                       7,013,487            6,567,473             15,364,523          10,561,319
                                              ----------           ----------            -----------         -----------

Operating loss                                (6,195,874)          (6,566,628)           (14,113,798)        (10,560,474)

Interest income                                  140,452              337,601                267,858             436,644
Other income                                       5,402                  691                  7,807                 691
                                              ----------           ----------            -----------         -----------

Net loss                                     ($6,050,020)         ($6,228,336)          ($13,838,133)       ($10,123,139)
                                              ==========           ==========            ===========         ===========

Net loss per common share                         ($0.61)              ($0.79)                ($1.48)             ($1.39)
                                              ==========           ==========            ===========         ===========

Weighted average number of
shares of common stock and
common stock equivalents
outstanding                                    9,898,465            7,889,376              9,364,640           7,286,462
                                              ==========           ==========            ===========         ===========


                     See Notes to the Financial Statements.

THE PANDA PROJECT, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  SIX MONTHS ENDED

                                                                                    SEPTEMBER 30,
                                                                              1996                 1995

Net cash used by operating activities                                   ($12,698,354)          ($10,880,205)
                                                                         -----------            -----------

Cash flows from investing activities:
    Additions to property and equipment                                     (571,056)            (1,882,570)
                                                                         -----------            -----------

Net cash used by investing activities                                       (571,056)            (1,882,570)
                                                                         -----------            -----------

Cash flows from financing activities:
    Payment of stock issuance costs                                         (596,784)            (1,018,420)
    Proceeds from issuance of stock                                       11,123,245             29,574,473
                                                                         -----------            -----------

Net cash provided by financing activities                                 10,526,461             28,556,053
                                                                         -----------            -----------

Net (decrease) increase in cash and cash equivalents                      (2,742,949)            15,793,278
Cash and cash equivalents at beginning
of period                                                                 10,731,540              8,481,300
                                                                         -----------            -----------

Cash and cash equivalents at end of period                                $7,988,591            $24,274,578
                                                                         ===========            ===========



During the six months ended September 30, 1996, the Company sold certain products to a software developer in exchange for certain licenses to use the developer's software for internal purposes valued at approximately $326,000 (recorded in property and equipment); consulting and training services valued at $100,000 (recorded in research and development expenses); and services associated with the certification of the Company's 4s server to use the software developer's CAD program and porting the software onto the 4s product. These services were valued at approximately $570,000 and are reflected equally between research and development expense and selling, general and administrative expenses. Revenues of approximately $326,000 and $874,000 were recorded during the three and six months ended September 30, 1996 as a result of this transaction.

                     See Notes to the Financial Statements.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 1996

1. BASIS OF PRESENTATION

The accompanying condensed financial statements of The Panda Project, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles on a basis consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 1996. The interim financial information is unaudited, but reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results of operation for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

2. INVENTORY

                                         SEPT 30, 1996      MARCH 31, 1996
                                         -------------      --------------

              Raw materials                    $449,686        $937,388
              Work in process                    42,954         225,872
              Finished goods                    421,975         452,762
                                               --------      ----------
                                               $914,615      $1,616,022

Inventory is valued at net realizable value, which is net of obsolescence reserves of approximately $695,000 and $128,000 at September 30, 1996 and March 31, 1996, respectively.

During the quarter ended September 30, 1996, approximately $547,000 was charged to cost of sales in connection with the write down of certain inventory to net realizable value, and the recognition of scrap and rework charges associated with certain engineering changes made to existing products.

3. STOCKHOLDERS' EQUITY

In July 1996, the Company completed the sale of 1,087,833 shares of its common stock in a private placement to accredited investors. The Company received proceeds of approximately $9.2 million, net of expenses of approximately $600,000. Of this amount, $1.8 million was received and recorded by the Company as of June 30, 1996.

In addition to the shares of common stock purchased by each investor in the placement, each investor received a warrant to purchase an equal number of shares of common stock at an exercise price of $11 per share. The warrants expire in July 2001 and are callable by the Company whenever the Company's common stock trades at a price of $26 or more for thirty consecutive trading days. No value has been separately allocated to these warrants.

In addition, during the quarter ended September 30, 1996, options to purchase 51,100 shares of common stock were exercised for which the Company received proceeds of approximately $255,500. For the six months ended September 30, 1996, options to purchase 296,787 shares of common stock were exercised for which the Company received proceeds of approximately $1,332,500.

THE PANDA PROJECT, INC.
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 1996

In July 1996, the Company granted certain designees of Southeast Research Partners ("SRP") warrants to purchase an aggregate of 52,183 shares of common stock at a purchase price of $10.80 per share in connection with the private placement. The warrants expire July 2001 and are callable by the Company whenever the Company's common stock trades at a price of $26 per share or more for thirty consecutive trading days. No value has been allocated to these warrants.

In August 1996, at the annual meeting, the shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation increasing the authorized number of Common Stock from 20 million shares to 50 million shares. In addition, the shareholders approved the 1995 Employee Stock Incentive Plan. The maximum number of shares issuable pursuant to the plan shall not exceed 500,000.

During August, the Board of Directors approved the grant of options to purchase 65,000 and 197,750 shares of the Company's common stock under the 1995 Employee Stock Incentive Plan and the 1993 Performance Incentive Plan, respectively, to various employees of the Company. Under both plans, the option exercise price for all stock options is the closing bid price at the date of grant and the options expire no more than ten years from the date of grant.

In September 1996, the Company entered into an agreement with Mallory Factor Inc. ("MFI"), pursuant to which MFI will serve as an investor relations counsel to the Company. The agreement provides for a minimum monthly fee of $3,500 plus payment of expenses for the term of one year. In connection with this agreement the Company granted the principal of MFI, Mallory Factor, a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $8.00 per share. The warrant has a term of 10 years and is exercisable (i) as to 100,000 shares at any time during the term of the warrant, and (ii) as to the remaining 300,000 shares, upon attainment of certain milestones specified in the warrant.

4. RESTRICTED CASH

In August 1996, the standby letter of credit of $900,000 used as security for payment of orders placed by the Company and for performance under a manufacturing agreement, was renewed with an expiration date of December 31, 1996.

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

RESULTS OF OPERATIONS - SECOND QUARTER OF 1997 COMPARED TO SECOND QUARTER OF
1996

Net revenues from the sale of Archistrat Computers increased to $817,613 during the quarter ended September 30, 1996 (the "second quarter of fiscal 1997") and $1,250,725 for the six months ended September 30, 1996, compared to revenues of only $17,120 during the quarter (the "second quarter of fiscal 1996") and six months ended September 30, 1995. The Company will continue to actively market and sell its Archistrat Computers and believes the revenue stream will continue to increase over the remainder of the current year.

In August, the Company and its president, Stanford W. Crane, Jr., entered into a licensing agreement with Sun Precision Works, Pvt. ("Sun") whereby Sun was granted the non-exclusive rights to use the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company in its products for the term of the patents covered by the license agreement. The Company is entitled to receive a royalty on the sale of products incorporating the licensed technology.

In September, the Company entered into a license agreement with Pantronix Corporation ("Pantronix") under which Pantronix was granted the non-exclusive right to manufacture and market the Company's VSPA product. Unless otherwise terminated as provided in the agreement, the license shall continue in effect until the last to expire of the patents covered by the agreement. The Company is entitled to receive royalties on sales by Pantronix or its affiliates of products incorporating the licensed products.

In October, the Company and Mr. Crane entered into a licensing agreement with LG Cable and Machinery Ltd. ("LG") whereby LG was granted a non-exclusive license, for a term of ten years or until the expiration of the last to expire of the patents covered by the agreement, whichever is later, with respect to the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company. In connection with this agreement, the Company earned $500,000 as a license fee upon signing the agreement which is payable as follows: $100,000 within 15 days after execution of the agreement and $100,000 on each of the first four anniversaries of the agreement. In addition, the Company is entitled to receive royalties on sales of the Compass Connector products by LG or its affiliates.

Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 1996 decreased approximately $1 million to $3.7 million as compared to $4.7 million for the corresponding quarter of the previous year. The decrease (23%) in SG&A expenses is due principally to the streamlining of operations, including a decrease in tradeshow expenses, consulting fees and contracted services. For the six months ended September 30, 1996, SG&A expenses increased $1.2 million to $8.2 million as compared to $7 million for the corresponding period of the previous year. This increase is primarily due to the increase in the average number of employees in the six month period from 84 at September 30, 1995, to 133 at September 30, 1996. As a result, employee compensation and related expenses, amounted to approximately $3.7 million for the six months ended September 30, 1996, as compared with approximately $2.0 million for the corresponding six months of the previous year. As of October 1, 1996, the Company has reduced its number of full-time employees to approximately 93 and does not expect to significantly increase that number during the remainder of the current fiscal year. For the six months ended September 30, 1996, professional fees, such as legal services, accounting and auditing, and various other consulting services, increased approximately $681,000 compared to the corresponding period of the preceding year. Facility rent and insurance expense increased approximately $282,000 compared to the corresponding six month period of the preceding year.

Research and development (R&D) expenses totaled approximately $1.92 million for the second quarter of fiscal 1997, representing a slight increase as compared to $1.90 million for the second quarter of fiscal 1996. For the six months ended September 30, 1996, R&D expenses totaled approximately $3.5 million representing no change from the corresponding period in the previous year. The Company believes that its level of R&D spending is appropriate to support current operations and to continue to maintain strong efforts to enhance development of VSPA, Compass PGA, and the Archistrat Computers and related technologies. During the quarter ended September 30, 1996, research and development activities included continued testing and qualification of VSPA; development of initial production tooling for VSPA; development of Compass PGA, and the development of a new processor boards utilizing DEC's Alpha microprocessor and Intel's Pentium Pro.

Depreciation expense increased to $363,727 in the second quarter of fiscal 1997 from $193,794 in the second quarter of fiscal 1996. For the six months ended September 30, 1996, depreciation expense increased to $767,089 from $264,504. This increase is primarily due to the acquisition of computer equipment and office furniture and equipment resulting from the hiring of additional full-time personnel, and the acquisition near the end of fiscal 1996 of machinery and equipment necessary to develop the internal capability and capacity to manufacture VSPA as well as the Compass Connectors.

Interest and other income for the second quarter of fiscal 1997 decreased to $145,854 from $338,292 from the second quarter of fiscal 1996 and to $275,633 from $37,336 for the six months ended September 30, 1996 as a result of a net decrease in cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has primarily been dependent upon the proceeds of sales of its securities to fund its activities. The Company expects that increased shipments of Archistrat Computers and the related revenue, as well as licensing revenue from the arrangements with AMP, Sun Precision Works, Pantronix, LG Cable and other potential licensees, will provide additional resources to partially fund its activities during the remainder of the current fiscal year. However, sales of Archistrat Computers to date have been limited, and there has been only limited licensing revenue realized as of the date of this report.

In July 1996, the Company completed the sale of 1,087,833 shares of its common stock in a private placement to accredited investors at a price of $9.00 per share. The Company received proceeds of approximately $9.2 million, net of expenses of approximately $600,000. In addition to the shares of common stock purchased by each investor in the placement, such investor received a warrant to purchase an equal number of shares of common stock at an exercise price of $11 per share. The warrants expire in July 2001 and are callable by the Company whenever the Company's common stock trades at a price of $26 or more for thirty consecutive trading days. In connection with the private placement, the Company entered into a Registration Rights Agreement with the purchasers, under which the purchasers are entitled to cause the Company to effect the registration under the Securities Act of the shares of common stock (including shares issuable upon exercise of warrants) acquired in the private placement upon the terms and conditions set forth in the agreement.

In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company's VSPA electronic package whereby the government will contribute approximately $1.8 million to the project over a period of 12 months. It is anticipated that the funds derived from this agreement will be sufficient, as supplemented by the Company's contributions, to complete the development of the multi-chip module version of the VSPA product; however, there can be no assurances in this regard.

As of September 30, 1996, the Company had working capital of approximately $6.3 million. The Company anticipates, based on its plans and assumptions relating to its operations, that the amount of working capital at September 30, 1996, as augmented by proceeds from anticipated revenues from the sale of Archistrat Computers, limited licensing revenue, and proceeds under the DARPA agreement will be sufficient to satisfy the Company's anticipated cash requirements through at least the end of its current fiscal year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      In August 1996, Joseph Sarubbi, a former director of the Company, filed a suit against the Company in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. The suit alleges that the Company breached an oral agreement to waive the exercise price on certain options granted to Mr. Sarubbi during 1993 and 1994 and that it failed to cause the Company's counsel to timely issue a Rule 144 letter which would have allowed him to sell the stock in a timely manner. At this time the Company cannot determine the liability, if any, that may be assessed in this matter. The Company believes Mr. Sarubbi's claims are without merit and intends to defend the suit vigorously.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

      (a)      The annual meeting of shareholders was held on August 16, 1996.
      (b) The following directors were elected at the meeting to serve one-year terms:

                  Stanford W. Crane, Jr.
                  Robert C. Butler
                  James T.A. Wooder
                  Claud L. Gingrich
                  Rao R. Tummala

      (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

              1)  Election of Directors:               For           Against

                  Stanford W. Crane, Jr.               5,965,426      206,120
                  Robert C. Butler                     6,109,586       61,960
                  James T.A. Wooder                    6,133,254       38,292
                  Claud L. Gingrich                    6,133,254       38,292
                  Rao R. Tummala                       6,133,254       38,292


              2)   Approve the Company's 1995                                                   Broker Held
                  Employee Stock Incentive Plan:       For           Against     Abstained      Non-Voted

                                                       3,843,798      160,317         61,106        2,106,265

              3)   Amend the Company's Amended
                  and Restated Articles of
                  Incorporation to increase the
                  authorized number of shares of

                  Common Stock from 20,000,000                                                  Broker Held
                  shares to 50,000,000 shares:         For           Against     Abstained      Non-Voted

                                                       5,756,436       289,362         8,948          116,800

              4)   Ratification of Price Waterhouse LLP
                  as the Company's independent
                  auditors for fiscal year 1997:       For           Against     Abstained

                                                       6,141,712        21,334         8,500

      The foregoing matters are described in detail in the Registrant's definitive proxy statement dated August 16, 1996, for the Annual Meeting of Shareholders held on August 16, 1996.

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

      (a) See the Exhibit Index included immediately preceding the Exhibit to this report, which is incorporated herein by reference.

      (b)      Reports on Form 8-K:

              A current report on Form 8-K dated July 15, 1996 was filed on July 19, 1996 reporting the sale of common stock of the Registrant in a private placement, an event reported under Item 5 - Other Events.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE PANDA PROJECT, INC.

Date:  November 13, 1996

                             By: /s/ C. Daryl Hollis
                                 -------------------

                                 C. Daryl Hollis, Chief Financial Officer
                                 (On behalf of the Registrant and as Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT                           DESCRIPTION OF EXHIBIT              PAGE

4.1           Amended and Restated Articles of Incorporation
              of the Company, as amended (filed as Exhibit 3.1
              to the Company's Registration Statement on
              Form S-3 (File No. 333-14931)                             *

4.2           Amended and Restated By-Laws of the Company
              (filed as Exhibit 3.2 to the Company's Registration
              Statement on Form SB-2 (File No. 33-76694-A))             *

4.3           Specimen Certificate of Common Stock of the
              Company (filed as Exhibit 4.1 to the Company's
              Registration Statement on Form SB-2 (File No.
              33-76694-A)                                               *

27            Financial Data Schedule                                  15

* Incorporated herein by reference