Form 10-Q
period 1996-12-31
PANDA PROJECT INC
filed 1997-02-10
CIK 917736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [ ] NO [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: AS OF JANUARY 28, 1997, THE PANDA PROJECT, INC. HAD 10,107,143 SHARES OF COMMON STOCK OUTSTANDING.

                             THE PANDA PROJECT, INC.

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

           Condensed Balance Sheets - December 31, 1996 and March 31, 1996     3

           Condensed Statements of Operations - Three and nine months ended
           December 31, 1996 and December 31, 1995                             4

           Condensed Statements of Cash Flows - Nine months ended
           December 31, 1996 and December 31, 1995                             5

           Notes to Condensed Financial Statements - December 31, 1996       6-7

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    11
Item 2 - Changes in Securities                                                11
Item 3 - Defaults Upon Senior Securities                                      11
Item 4 - Submission of Matters to Vote of Security Holders                    11
Item 5 - Other Information                                                    11
Item 6 - Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

THE PANDA PROJECT, INC.
CONDENSED BALANCE SHEETS

                                                                          DECEMBER 31,                MARCH 31,
                                                                              1996                      1996
                                                                           (UNAUDITED)
ASSETS

Current Assets:
    Cash and cash equivalents                                         $    5,114,015               $ 10,731,540
    Accounts receivable-trade (net of allowance of
    $258,245 at December 31, 1996 and $171,943
    at March 31, 1996)                                                       339,865                    311,375
    Inventory                                                              1,059,509                  1,616,022
    Other receivables                                                        703,291                    488,556
    Prepaid expenses and other current assets                                 87,905                    246,942
                                                                      --------------               ------------
Total current assets                                                       7,304,585                 13,394,435
                                                                      --------------               ------------
Property and equipment, net                                                3,968,456                  4,315,199
Restricted cash                                                              150,000                    750,000
Other assets                                                                 122,024                     98,047
                                                                      --------------               ------------
          Total assets                                                $   11,545,065               $ 18,557,681
                                                                      ==============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                  $      980,664               $  2,904,690
    Accrued compensation and employee benefits                                95,466                    266,148
    Unearned revenue                                                          97,174                    136,586
    Other current liabilities                                              2,020,988                    382,666
                                                                      --------------               ------------
Total current liabilities                                                  3,194,292                  3,690,090

Stockholders' Equity:
    Common Stock, $.01 par value, 50,000,000
    shares authorized, 10,107,143 shares at December 31, 1996
    and 8,680,488 shares at March 31, 1996 issued and
    outstanding                                                              101,072                     86,805
    Additional paid-in capital                                            58,509,204                 47,822,586
    Accumulated deficit                                                  (50,259,503)               (33,041,800)
                                                                      --------------               ------------
Total stockholders' equity                                                 8,350,773                 14,867,591
                                                                      --------------               ------------
          Total liabilities and stockholders' equity                  $   11,545,065               $ 18,557,681
                                                                      ==============               ============


      The Balance Sheet at March 31, 1996 has been derived from the audited financial statements of the Company at that date.

                  See Notes to Condensed Financial Statements.

THE PANDA PROJECT, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                        DECEMBER 31,                                DECEMBER 31,
                                                  1996                 1995                   1996                1995
Revenues:
    Product sales                               $185,316             $427,534             $1,619,244            $444,654
    Licensing fees                               100,000                   --                100,000                  --
    Contract research and development
       revenues                                  569,123                   --                569,123                  --
    Less returns and allowances                  (14,031)                  --               (197,235)                 --
                                           -------------        -------------         --------------       -------------
Net revenues                                $    840,408         $    427,534          $   2,091,132        $    444,654

Costs and expenses:
    Cost of sales                                262,112              385,071              2,591,717             401,346
    Research and development                   1,325,889            2,750,271              4,786,838           6,270,697
    Selling, general and administrative        2,728,043            3,798,659             10,830,976          10,839,552
    Costs associated with asset
    impairments                                       --                   --              1,471,025                  --
                                           -------------        -------------         --------------       -------------
Total costs and expenses                       4,316,044            6,934,001             19,680,556          17,511,595
                                           -------------        -------------         --------------       -------------
Operating loss                                (3,475,636)          (6,506,467)           (17,589,424)        (17,066,941)

Interest income                                   96,071              305,813                369,839             742,457
Other income                                          16               85,719                  1,882              86,410
                                           -------------        -------------         --------------       -------------
Net loss                                   ($  3,379,549)       ($  6,114,935)        ($  17,217,703)      ($ 16,238,074)
                                           =============        =============         ==============       =============
Net loss per common share                  ($        .34)       ($        .76)        ($        1.79)      ($       2.15)
                                           =============        =============         ==============       =============

Weighted average number of
shares of common stock and
common stock equivalents
outstanding                                   10,071,444            8,056,799              9,605,280           7,543,241
                                           =============        =============         ==============       =============


                  See Notes to Condensed Financial Statements.

THE PANDA PROJECT, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                              1996                 1995
Net cash used by operating activities                                   ($15,610,457)          ($34,281,510)

Cash flows from investing activities:
    Additions to property and equipment                                     (707,953)            (2,782,982)
                                                                        ------------           ------------
Net cash used by investing activities                                       (707,953)            (2,782,982)

Cash flows from financing activities:
    Proceeds from issuance of stock                                       11,297,669             29,915,280
    Payment of stock issuance costs                                         (596,784)            (1,018,420)
                                                                        ------------           ------------
Net cash provided by financing activities                                 10,700,885             28,896,860
                                                                        ------------           ------------
Net decrease in cash and cash equivalents                                 (5,617,525)            (8,167,632)
Cash and cash equivalents at beginning
of period                                                                 10,731,540              8,481,300
                                                                        ------------           ------------
Cash and cash equivalents at end of period                              $  5,114,015           $    313,668
                                                                        ============           ============


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


                  See Notes to Condensed Financial Statements.

THE PANDA PROJECT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 1996

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

Reclassifications: Certain reclassifications have been made to the prior year's balance sheet to conform to the fiscal year 1997 presentation.

2.    INVENTORY

                                      December 31, 1996      March 31, 1996
                                --------------------------------------------

              Raw materials            $   425,913         $   937,388
              Work in process              106,553             225,872
              Finished goods               527,043             452,762
                                --------------------------------------------

                                        $1,059,509          $1,616,022
                                ============================================

Inventory is valued at net realizable value, which is net of obsolescence reserves of approximately $664,578 and $128,000 at December 31, 1996 and March 31, 1996, respectively.

3.  STOCKHOLDERS' EQUITY

In July 1996, the Company completed the sale of 1,087,833 shares of its common stock in a private placement to accredited investors. The Company received proceeds of approximately $9.2 million, net of expenses of approximately $600,000.

In addition, during the quarter ended December 31, 1996, options and warrants to purchase 42,035 shares of common stock were exercised for which the Company received proceeds of approximately $168,500. For the nine months ended December 31, 1996, options and warrants to purchase 338,822 shares of common stock were exercised for which the Company received proceeds of approximately $1.5 million.

During November, the Board of Directors approved the grant of options to purchase 40,000 and 6,000 shares of the Company's common stock under the 1995 Employee Stock Incentive Plan and the 1993 Performance Incentive Plan, respectively, to various employees of the Company. Under both plans, the option exercise price for all stock options is the closing bid price at the date of grant and the options expire no more than ten years from the date of grant.

4.  RESTRICTED CASH

As of December 31, 1996, the standby letter of credit of $900,000 used as security for payment of orders placed by the Company and for performance under a manufacturing and purchase agreement expired. Previously restricted cash in the amount of $900,000 has been reclassified to the unrestricted cash account.

THE PANDA PROJECT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) - CONTINUED

During the quarter ended December 31, 1996, $150,000 of cash was placed in a restricted account to serve as collateral for an ACH agreement with the Company's bank.

5.  REVENUE

In October 1996, the Company and Stanford W. Crane, Jr., the Company's Chief Executive Officer and founder, entered into a licensing agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a non-exclusive license, for a term of ten years or until the expiration of the last to expire of the patents covered by the agreement, whichever is later, with respect to the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company. In connection with this agreement, the Company's portion of the $500,000 license fee was immediately vested upon signing the agreement which is payable as follows: $100,000 within 15 days after execution of the agreement and $100,000 on each of the first four anniversaries of the agreement. Licensing fee revenue of $100,000 was recorded during the quarter ended December 31, 1996 representing the first payment received. The remaining $400,000 will be recognized as payments are received. In addition, the Company is entitled to receive royalties on sales of the Compass Connector products by LG or its affiliates.

In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company's VSPA electronic package whereby the government will contribute approximately $1.8 million to the project over a period of 12 months. The agreement requires the Company to match the $1.8 million with $2.2 million of development costs associated with the project. Failure of either party to provide its respective total contribution may result in a proportion reduction in funding for the other party. Under the terms of the agreement, the Company is entitled to consider costs incurred in connection with the project during the 90 day period preceding the award date towards the amount of such matching funds.

Revenue is recognized over the term of the cooperative development agreement based on the achievement of stated milestones. For the quarter ended December 31, 1996, the Company recognized revenue related to the agreement of approximately $519,000. Costs from the commencement of the agreement, including the 90 day period preceding the award date, associated with the agreement amounted to approximately $945,000, of which approximately $565,000 relates to periods prior to October 1, 1996. Costs associated with this agreement have not been separately disclosed on the face of the Condensed Statement of Operations as such costs would have been incurred by the Company regardless of the agreement. Of the $945,000 of costs incurred through December 31, 1996, approximately $455,000 are reflected in "research and development" and the balance is included in "selling, general and administrative" expenses in the Condensed Statement of Operations for the nine months ended December 31, 1996.

6.  OTHER CHARGES

During the quarter ended December 31, 1996, the Company entered into an agreement with the landlord related to its primary facility whereby the Company was released from a portion of the leased space. As consideration for the release, the Company made a one-time payment to the landlord and agreed to make additional payments for the unused space. As a result, a charge of approximately $320,000 was recognized and is included under the caption, "Selling, general and administrative expenses".

7.  CONTINGENT MATTERS

In May 1993, the Company entered into an agreement with a company to act as the Company's financing agent in its capital raising efforts. On June 3, 1994, this company filed a lawsuit against the Company alleging breach of contract and claiming, among other items, punitive damages. A motion to dismiss filed by the Company was granted on August 8, 1995. However, on August 10, 1995, the plaintiff filed an amended complaint alleging a breach of contract claim and alleging that the plaintiff was entitled to a fee equal to 10% of an unspecified amount of financing proceeds received by the Company. The amended complaint seeks unspecified damages, pre-judgment interest, attorneys' fees and costs. The case is currently scheduled for trial in late February 1997. Management of the Company believes the claims to be without merit, and will continue to vigorously defend against such claims. The ultimate outcome of the litigation can not be determined at present. No provision for liability, if any, that may result upon resolution of this matter has been made in the accompanying financial statements.

There are various legal proceedings and claims pending against the Company, including disputes with a former director of the Company and former employees. While it is not possible to determine the ultimate outcome of these matters, it is the opinion of management, based on advice from counsel, that the resolution of such matters will not have an aggregate material adverse effect on the Company's financial position.

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

This Report on Form 10-Q contains forward-looking statements. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors, include, without limitation, delays in product development, potential claims and possible litigation relating to the ownership of intellectual property, competitive pressures, manufacturing risks, general economic conditions and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - THIRD QUARTER OF 1997 COMPARED TO THIRD QUARTER OF 1996

In October 1996, the Company and Mr. Crane entered into a licensing agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a non-exclusive license, for a term of ten years or until the expiration of the last to expire of the patents covered by the agreement, whichever is later, with respect to the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company. In connection with this agreement, the Company's portion of the $500,000 license fee was immediately vested upon signing the agreement which is payable as follows: $100,000 within 15 days after execution of the agreement and $100,000 on each of the first four anniversaries of the agreement. Licensing fee revenue of $100,000 was recorded during the quarter ended December 31, 1996 representing the first payment received. In addition, the Company is entitled to receive royalties on sales of the Compass Connector products by LG or its affiliates. Based on LG's current estimates, such royalties are expected to be earned beginning in June 1997 when LG begins production of the Compass Connector products, however, there can be no assurances that royalty payments will occur by such date.

In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company's VSPA electronic package whereby the government will contribute approximately $1.8 million to the project over a period of 12 months. The Company recognizes revenue and is entitled to receive payments based on the achievement of specific milestones set forth in the agreement. For the quarter ended December 31, 1996, the Company recognized revenue related to the agreement of $519,123. The Company believes that its activities in connection with this project will meet the requirements of the agreement, including accomplishments, spending levels and timing, to permit recognition of the remaining government contributions of approximately $1.3 million prior to November 1997.

Net revenues from the sale of Archistrat Computers amounted to $171,285 during the quarter ended December 31, 1996 (the "third quarter of fiscal 1997") and $1,422,009 for the nine months ended December 31, 1996, compared to revenues of $427,534 during the quarter (the "third quarter of fiscal 1996") and $444,654 during the nine months ended December 31, 1995, respectively. The Company will continue to actively market and sell the workstation configuration of the Archistrat computer, primarily through its own sales force, for animation, video, and high performance CAD/CAM applications. In addition, the Company expects to begin offering Archistrat subsystems to OEM's for their own production.

Selling, general and administrative (SG&A) expenses for the third quarter of fiscal 1997 decreased approximately $1.07 million to $2.73 million as compared to $3.80 million for the third quarter of fiscal 1996. The net decrease (28%) in SG&A expenses is due principally to the streamlining of operations, including a decrease in employee compensation and benefits, tradeshow expenses and other selling and marketing costs, legal fees, and consulting fees and contracted services. For the nine months ended December 31, 1996, SG&A expenses totaled approximately $10.8 million representing no change from the corresponding period in the previous year. Although the net change was insignificant between years, certain categories of expenses increased and others had offsetting decreases in the aggregate.

The average number of total employees increased from 97 for the nine months ended December 31, 1995, to 125 for the nine months ended December 31, 1996. As a result, employee compensation and related expenses increased approximately $2.2 million. However, this increase was partially offset by a reduction of contractors and consultants utilized during the nine month period ended December 31, 1996 as compared to the same period of the prior year. This resulted in a $840,000 decrease in the related spending. As of December 31, 1996, the Company has reduced its number of full-time employees to 67 as compared with 155 at March 31, 1996, and further reduced the number of employees to approximately 60 as of January 20, 1997, and does not expect to significantly increase that number during the remainder of the current fiscal year.

Depreciation expense increased to approximately $409,000 in the third quarter of fiscal 1997 from $117,000 in the third quarter of fiscal 1996. For the nine months ended December 31, 1996, depreciation expense increased to approximately $1,177,000 from $338,000. This increase is primarily due to the acquisition of computer equipment and office furniture and equipment resulting from the hiring of additional full-time personnel, and the acquisition near the end of fiscal 1996 of machinery and equipment necessary to develop the internal capability and capacity to manufacture VSPA as well as the Compass Connectors.

Research and development (R&D) expenses decreased to approximately $1.33 million for the third quarter of fiscal 1997 as compared to $2.75 million for the third quarter of fiscal 1996. For the nine months ended December 31, 1996, R&D expenses decreased to approximately $4.79 million as compared to $6.27 million for the corresponding period of the preceding year. The reduction in R&D spending is reflective of the Company's progress in moving from a development stage enterprise to one seeking to commercialize its core technologies. The Company believes that its level of R&D spending is appropriate to support current operations and to continue to maintain strong efforts to enhance development of VSPA, Compass PGA, and the Archistrat Computers and related technologies. During the quarter ended December 31, 1996, research and development activities included continued testing and qualification of VSPA; development of initial production tooling for VSPA; development of Compass PGA; and the development of new processor boards utilizing DEC's Alpha microprocessor and Intel's Pentium Pro.

Interest and other income for the third quarter of fiscal 1997 decreased to approximately $96,000 from $306,000 from the third quarter of fiscal 1996 and to approximately $370,000 from $742,000 for the nine months ended December 31, 1996 as a result of a net decrease in cash and cash equivalents.

The Company anticipates that it will be dependent on third parties for the manufacture and/or assembly of printed circuit boards, frame, exterior, base fabrication and other subassemblies, as well as for the supply of various of the components, incorporated into the Archistrat computers, and for performing the final assembly configuration, certain quality control testing and delivery of such computers. Although the Company's agreement with Group Technologies Corporation to manufacture and assemble the Company's Archistrat 4s servers has expired, the Company has identified certain other potential manufacturers and suppliers for its subassembly and component needs, however, the Company has not yet entered into any additional manufacturing or supply arrangements. The Company believes it will be able to negotiate satisfactory manufacturing and supply contracts; however, the failure to do so could have a material adverse effect on the Company. Even if the Company were able to enter into suitable manufacturing arrangements for necessary subassemblies, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all.

LIQUIDITY AND CAPITAL RESOURCES

In July 1996, the Company completed the sale of 1,087,833 shares of its common stock in a private placement to accredited investors at a price of $9.00 per share. The Company received proceeds of approximately $9.2 million, net of expenses of approximately $600,000. In addition to the shares of common stock purchased by each investor in the placement, such investor received a warrant to purchase an equal number of shares of common stock at an exercise price of $11 per share. The warrants expire in July 2001 and are callable by the Company whenever the Company's common stock trades at a price of $26 or more for thirty consecutive trading days. In connection with the private placement, the Company entered into a Registration Rights Agreement with the purchasers, under which the purchasers are entitled to cause the Company to effect the registration under the Securities Act of the shares of common stock (including shares issuable upon exercise of warrants) acquired in the private placement upon the terms and conditions set forth in the agreement. A Registration Statement with respect to such securities and 752,183 additional shares of common stock issuable upon the exercise of outstanding warrants entitled to registration rights was declared effective by the Securities and Exchange Commission on January 22, 1997.

To date, the Company has primarily been dependent upon the proceeds of sales of its securities to fund its activities. Since June 1996, the Company has entered into five agreements to license its VSPA and Compass Connector technologies and has begun to receive revenues under one of these agreements during the quarter ending December 31, 1996 in the form of an initial licensing fee. The Company anticipates receiving revenues under one or more of the other agreements by the end of the first quarter of the Company's fiscal year which begins on April 1, 1997, however, there can be no assurances as to the timing or amount of such revenues. In addition, the Company has taken actions to significantly reduce its expenses in all areas including compensation and benefits, research and development, and selling and administrative expenses. The Company anticipates, based on current plans and assumptions relating to its operations, including plans for further cost containment, that its working capital at December 31, 1996, as augmented by anticipated revenues, should be sufficient to satisfy the Company's anticipated cash requirements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

      None

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

      (a) See the Exhibit Index included immediately preceding the Exhibits to this report, which is incorporated herein by reference.

      (b)     Reports on Form 8-K:

              None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PANDA PROJECT, INC.

Date: February 10, 1997

                       By:   /s/ C. DARYL HOLLIS
                             ----------------------------------------------
                             C. Daryl Hollis, Chief Financial Officer
                             (On behalf of the Registrant and as Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT           DESCRIPTION OF EXHIBIT                                   PAGE
-------           ----------------------                                   ----
4.1      Amended and Restated Articles of Incorporation
         of the Company, as amended (filed as Exhibit 3.1
         to the Company's Registration Statement on
         Form S-3 (File No. 333-14931)(the "Form S-3")                        *

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

10.1     Warrant Agreement dated May 16, 1994 between
         the Company and Whale Securities Co., L.P. (filed
         as Exhibit 4.4 to Amendment No. 1 to the
         Company's Registration Statement on Form SB-2
         (File No. 33-76694-A)                                                *

10.2     Form of Warrant issued in Private Placement
         Financing (filed as Exhibit 99.3 to the Form S-3)                    *

10.3     Form of SRP Warrant (filed as Exhibit 99.4 to the
         Form S-3)                                                            *

10.4     License Agreement, dated as of August 17, 1996,
         among Stanford W. Crane, Jr., the Company and
         Sun Precision Works, Pvt. Ltd. (filed as Exhibit
         99.5 to the Form S-3)                                                *

10.5     Letter Agreement dated as of September 10, 1996
         between the Company and Mallory Factor Inc.
         (filed as Exhibit 99.6 to the Form S-3)                              *

10.6     Warrant dated September 10, 1996 issued by the
         Company to Mallory Factor (filed as Exhibit 99.7
         to the Form S-3)                                                     *

10.7     License Agreement, dated as of August 18, 1996,
         between the Company and Pantronix Corporation
         (filed as Exhibit 99.8 to the Form S-3)                              *

10.8     License Agreement, dated as of September 30,
         1996, among Stanford W. Crane, Jr., the Company
         and LG Cable & Machinery Ltd. (filed as Exhibit
         99.9 to the Form S-3)                                                *

EXHIBIT           DESCRIPTION OF EXHIBIT                                   PAGE
-------           ----------------------                                   ----
10.9     Cooperative Agreement, dated October 22, 1996
         between the Company and The United States of
         America, U.S. Air Force, Air Force Material
         Command (filed as Exhibit 99.10 to the Form S-3)                     *

10.10    Reseller Agreement, dated November 1996
         between the Company and Siemens Nixdorf
         Information Systems (filed as Exhibit 99.11 to the
         Form S-3)                                                            *

27       Financial Data Schedule                                             15

* Incorporated herein by reference