Form 10-K
period 1997-03-31
PANDA PROJECT INC
filed 1997-06-27
CIK 917736

FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                Annual Report
                                -------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended  March 31, 1997
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from        to
Commission file number  0-24030

                            THE PANDA PROJECT, INC.
            (Exact name of registrant as specified in its charter)

             Florida                                   65-0323354
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

           901 Yamato Road
         Boca Raton, Florida                             33431
(Address of principal executive offices)              (Zip Code)

                                (561) 994-2300
            (Registrant's telephone number, including area code)
                           -----------------------
         Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at June 16, 1997

                                 $18,268,354

Number of shares of Common Stock, $.01 par value, outstanding at June 16,
1997.
                                  10,588,666

                      Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than July 29, 1997.

                           The Panda Project, Inc.
                                  Form 10-K
                                    Index


                                    Part I
                                                                        Page

Item 1.  Business                                                        1
Item 2.  Properties                                                     12
Item 3.  Legal Proceedings                                              12
Item 4.  Submission of Matters to a Vote of Security Holders            13

                                   Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                        14
Item 6.  Selected Financial Data                                        14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      15
Item 8.  Financial Statements and Supplementary Data                    26
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures                                      26

                                  Part III

Item 10. Directors and Executive Officers of the Registrant             27
Item 11. Executive Compensation                                         28
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                     28
Item 13. Certain Relationships and Related Transactions                 28

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K                                                            28

         Signatures                                                     32

Page 3
                                    PART I
Item 1.  Business

The Panda Project, Inc. (the Company ) is a technology company engaged in the development, manufacture and sale of products incorporating the Company s proprietary semiconductor packaging and interconnect devices (the Technology Products ) and a line of powerful, modular computer workstations and computer subsystems (the Archistrat Computers ). The features and design of the Technology Products and the Archistrat Computers, many of which are covered by United States and foreign patents or patent applications, are intended to address the need for greater bandwidth in electronics products. According to Fleck Research, a leading market research and consulting firm, the next ten years could be described as the decade of bandwidth due to the need for products and components that will accommodate the increased operating speeds
of more powerful and complex microprocessors.   The Company believes that its
products will satisfy the market s demand for increased bandwidth in computer, telecommunications, automotive and other electronics industries by facilitating the use of new generations of these advanced microprocessors.

TECHNOLOGY PRODUCTS

The proliferation of increasingly comprehensive and sophisticated computer operating systems and applications software, along with the explosive growth in Internet usage, have created the need for substantially more bandwidth in computer and other electronic devices. Bandwidth refers to the capacity for transmitting data inside the electronic device as well as between two or more devices. In recent years, improvements in the speed at which microprocessors can process data have far outpaced the data transmission capacity of other electronic components and of the connectors and lines which link the devices. The resulting bandwidth bottlenecks have effectively negated some of the improvement in processing speed attributable to the enhanced microprocessors.

The Company s Technology Products include semiconductor packages and interconnect devices which incorporate designs which the Company believes enable these products to effectively address the bandwidth bottlenecks. In addition, these products, which are protected by a variety of patents which have either been issued or for which applications are currently pending, have significant advantages over currently available products, including:

     HIGHER DENSITY OF ELECTRICAL CONNECTIONS. The Technology Products embody proprietary geometrics that allow the placement of a greater number of conductive leads than is possible with conventional designs. This permits the access and transport of an increased volume of data.

     REDUCED SIZE. Due to their higher contact density, the Technology Products require less surface area than is required by conventional semiconductor packages and interconnect devices to accommodate the same number of leads. This improves the performance and portability of computers and other electronic equipment that use such products.

     SUPERIOR ELECTRICAL AND THERMAL CHARACTERISTICS. The Technology Products are designed to provide faster electrical connections while minimizing the interference (inductance) which can occur in a high density electrical environment. The products are also constructed of materials which dissipate heat better than conventional designs and, the Company believes, will withstand the rigors of automotive and other high-heat applications.

     COMPATIBILITY; REDUCED COST OF MANUFACTURE. The Technology Products are intended to be compatible with existing industry standards. Thus, for example, while one of the Company s semiconductor packages (VSPA) incorporates a proprietary array of electrical leads, the space (pitch) between the leads, which is of critical importance in the computer manufacturing process, is no smaller than that of conventional packages such as Plastic Quad Flat Pack and Ball Grid Array packages. In addition, use of VSPA in the manufacture of microprocessors is compatible with standard die bonding and wire bonding equipment and procedures. Further, because the integration of VSPA with microprocessors and other peripherals requires fewer steps than conventional technologies, the Company believes manufacturers utilizing the Technology Products will experience reduced production cost.

Semiconductor Packages
----------------------

Semiconductor packages are plastic or ceramic packages that house and protect the small silicon components (each referred to as a die ) which are responsible for a computer s functions, such as the microprocessor, memory, graphics or other devices that perform specialized tasks. They also provide conductive leads through which electric signals containing data processed by the die can be accessed at various contact points on the die. Generally, the leads in traditional semiconductor packages emerge from the package s perimeter in a single layer ("peripherally-leaded packages") or they emerge and extend perpendicularly from the bottom of the package in several rows ("pin-grid-array packages" or "PGAs"). The leads extending from peripherally-leaded packages are usually mounted directly to the surface layer of a printed circuit board ("PCB") using surface mounted technology or "SMT". The leads extending from PGA packages are either plugged into a base mounted on the PCB or inserted directly into holes drilled through each of the PCB's layers.

The Company has developed and patented two semiconductor packages: VSPA, which is a form of peripherally-leaded package, and Compass PGA, a pin-grid-array package.

VSPA is a high-density package designed for SMT use to extend the capability of the Plastic Quad Flat Pack ( PQFP ) family of packages to higher pin counts. PQFPs are currently the most widely used type of peripherally-leaded package. Based on the most recently-available data compiled by Tech Search International, PQFPs represent approximately 83% of the semiconductor package market which is currently estimated to exceed $30 billion and to be
experiencing a compound annual growth rate of more than 20%.   Generally, PQFP
packages are available with a total number of leads (or pin count ) of less than 304. VSPA, on the other hand, is designed to accommodate a wide range of pin counts.

VSPA s higher pin counts are derived from its three-dimensional design in which two or more rows of pins emerge from the perimeter. This patented design not only permits the package to house a significantly higher number of leads which can be wire-bonded to the die, it also allows for a more relaxed pitch (increased space between the leads) providing increased performance and more efficient mounting to the PCB. By stacking the leads (providing for additional rows of leads stacked and staggered above each other), the VSPA package can significantly reduce the amount of space required on the PCB.

The Company believes VSPA offers the best features of PQFPs and substrate Plastic Ball Grid Array ( PBGA ) with none of the penalties. It increases the package I/O and uses less space, yet still maintains superior electrical and thermal performance. The technology is scaleable both in I/O and thermal management, thus offering a wider range of solutions to the chip designer seeking optimum integrated chip performance.

In January 1997, the VSPA package received registered outline approval from the Electronic Industries Association s JEDEC JC-11 Committee, thereby establishing VSPA (or PQFP-B, as it is called in JEDEC documents) as an industry standard outline to facilitate uniform application on a worldwide basis. JEDEC is the semiconductor engineering standardization body of the Electronic Industries Association, a national trade association that represents all areas of the electronics industry.

Compass PGA is a high-density PGA semiconductor package primarily designed to package expensive microprocessing units in single or multichip modules. The Compass PGA employs multiple leads and requires less surface area of a PCB to accommodate the same number of leads than conventional PGA packages. Additional design and development work is required to commercialize this product. If successfully commercialized, it will significantly reduce the size and weight of the traditional PGA package, increase the efficiency of the chip and free additional PCB space on which other chips and devices can be mounted. The Company believes that one of the Compass PGA versions being designed can provide up to 680 die contacts per square inch, as compared to the 400 die contacts provided by the PGA package used in the Intel Pentium Pro package. In July 1996, the United States Patent Office granted the Company a patent covering the Compass PGA product.

Interconnect Products
---------------------

The Company s interconnect product, the Compass Connector, is the enabling technology of the Company s Archistrat Computers, leading to their higher
performance levels and permitting their modularity and scalability.   Compass
consists of insulator posts constructed of a highly stable liquid crystal polymer surrounded by four leads which are mated with related sockets mounted on a PCB. This configuration allows multiple leads to be connected in one area, thereby enabling the design and construction of smaller electronic devices.

While providing a strong electrical contact, the patented Compass design is pluggable and compatible with SMT processes. The Company believes this will provide numerous benefits, such as ease of manufacture and servicing, flexibility in configuring computer systems and upgradeability.

The version of the Compass Connector in use in the Archistrat Computers provides for 132 contacts per linear inch. This compares with less than 80 contacts per linear inch for traditional connectors. The most recent version of Compass, which has been produced in prototype and early production samples by one of the Company s licensees of the Compass technology, provides 146 contacts per linear inch. The Company believes that the Compass design is capable of providing up to 368 contacts per linear inch, several times the capabilities of connectors currently available.

ARCHISTRAT COMPUTERS

The Company seeks to accelerate the market acceptance of its Technology Products by demonstrating their value in its Archistrat Computers. Currently, the Company incorporates the Compass Connector into these products and expects to incorporate the VSPA semiconductor package within the next 12 months. The first commercially available Archistrat Computer, the 4s server, was launched in late 1995 and a graphics workstation incorporating the DEC Alpha microprocessor was added to the line in mid 1996.

The Archistrat Computers have several design features which differentiate them from competing products. The computers utilize a patented 256-bit passive backplane (as opposed to the less powerful 64-bit and 128-bit designs available in competing products) and modular architecture. By incorporating the high density Compass Connector with its increased capacity to access and transport increased volumes of data, the Archistrat Computers are able to exploit the more powerful 256-bit backplane architecture to achieve high performance levels. In addition, the pluggable nature of the Compass Connector combined with its high density makes possible the unique modular design of the Archistrat Computers, thereby permitting the separation of the traditional computer s motherboard into individual components containing the microprocessor, the memory chips and peripheral devices while allowing for quicker and more efficient transmission of data signals. Because these systems are capable of accommodating a variety of microprocessors, peripheral devices and operating systems, a user can choose a microprocessor produced, for example, by Intel or DEC, and select from among the Windows 95, Windows NT, O/S 2, Sun Solaris, Linux or SCO Unix operating systems.

While the Company continues to produce and market the Archistrat 4s servers, it is of the opinion that the CAD and animation workstation markets are the most promising areas for utilizing the high performance features of the Archistrat Computers. The Company believes, based on the results of independent tests of workstations using comparable processors and operating systems, that the Archistrat Computers achieve higher performance levels than those of competing suppliers.

The workstation market is currently estimated by Aberdeen Group to approximate $20 billion and to be among the fastest growing markets for computer systems. According to Aberdeen Group, the animation workstation market alone is estimated to approximate $20 billion by the year 2000.

In order to exploit these markets, the Company has expanded its line to include an Archistrat 5r for use as a rack-mounted system in applications that would require multiple servers or workstations and a Archistrat 5s server with a more conventionally-shaped exterior than the designer shape of the 4s server. In addition, the Company has recently completed the redesign of the processor and memory boards of its workstations to accommodate newer versions of the Alpha microprocessors manufactured by DEC in order to take advantage of their higher processing speeds and to further improve the reliability of the Archistrat Computers. The Company began shipment of computers with the redesigned boards and latest available versions of the Alpha processors in mid June 1997.

MANUFACTURING

The Company has developed the ability to manufacture the VSPA semiconductor package in limited quantities in its own facility in Boca Raton, Florida. The machinery used in the manufacturing process has been designed and built by the Company, primarily for the purpose of demonstrating the principles of manufacturing VSPA in high volumes. The Company has designed and is currently building its first automated machine to produce VSPA parts in volumes based on anticipated customer demand. The machine has a wide range of flexibility in terms of the pin count of the VSPA packages it will produce, and its production capacity ranges from 200,000 parts per month to 235,000 parts per month, depending upon the pin count of the package (i.e., the higher the pin count, the lower the monthly production capacity). This machine is expected to be fully operational by September 1997 in a facility to be leased in Hayward, California, and can be readily replicated to increase manufacturing capacity as demand for VSPA increases. In addition, the Company is in the early design stage for a machine that will produce VSPA packages of a fixed pin count in monthly volumes of 300,000 or more, again depending on the pin count of the package being produced. The Company does not expect to build this machine until such time as demand for specific pin count packages reaches a level that warrants investing in the additional production capacity. If the Company is successful in commercializing VSPA, such commercialization will require the Company to expand its manufacturing capacity for VSPA parts or enter into additional licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of VSPA parts. See "Business--- Marketing and Strategic Relationships".

The Company has also developed the capacity to manufacture the Compass Connectors required for its Archistrat Computers in its own facility in Boca Raton, Florida. In addition, the Company has contracted with Sun Precision Co., an assembly company located in Bangalore, India, for production of the male component used in the Compass Connector. The Company believes that these sources of supply are sufficient to meet the demand for Compass Connectors used in the Archistrat Computers for the foreseeable future. Such capacity would also be sufficient to provide limited quantities of Compass Connectors as discrete parts to customers, although the Company currently has no customers for such discrete parts. If the Company is successful in commercializing the Compass Connector for use by third parties, such commercialization will require the Company to expand its manufacturing capacity for Compass Connectors or enter into additional licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of Compass Connectors. See "Business---Marketing and Strategic Relationships".

The Company previously was a party to an agreement with a contract manufacturer to manufacture certain subassemblies and perform final assembly of the Archistrat Computers. The agreement expired in September 1996, and in November 1996, the Company assumed the assembly responsibilities. In the opinion of the Company, it has the capability to assemble sufficient quantities of Archistrat Computers to meet current orders and the anticipated demand for the foreseeable future.

The Company has identified suppliers for its subassemblies and component needs related to the manufacture of the Archistrat Computers and is currently able to procure sufficient supply of these parts to meet its manufacturing needs. The Company believes it will be able to negotiate satisfactory additional supply contracts, as necessary, to meet its future manufacturing needs. However, the failure to do so could have a material adverse effect on the Company. While the Company believes that the components for the Archistrat Computers are available from multiple sources, the Company anticipates that it will obtain certain of them from a single or limited number of sources of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with components to be used in the Archistrat Computers on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and would have a material adverse effect on the Company s operations.

MARKETING AND STRATEGIC RELATIONSHIPS

In June 1996, the Company licensed the VSPA semiconductor packaging technology to AMP, Incorporated. Under the terms of the licensing agreement, AMP has been granted world-wide rights to manufacture VSPA for its own use and for sale to third parties. In addition, the agreement permits AMP to have exclusive rights to use VSPA technology in ATM and Fast Ethernet applications for a limited period of time. The agreement provides for the payment to the Company of a royalty based on an amount per pin which increases based on the size of the package in accordance with a schedule in the agreement. The Company believes that AMP is currently developing applications related to the areas in which it was granted exclusive rights. The Company also believes that it may manufacture the initial quantities of any VSPA packages adopted by AMP for its use in applications currently being considered. However, at this time, the Company has received no revenue under this arrangement and is unable to predict the amount of sales revenue or royalty revenue, if any, that may be earned by the Company under the AMP arrangement, or when, if ever, such revenue might be earned.

In September 1996, the Company licensed the VSPA technology to Pantronix Corporation of San Jose, California. Under the terms of the licensing agreement, Pantronix has been granted world wide rights to manufacture VSPA for its own use and for sale to third parties. The agreement provides for the payment to the Company of a royalty based on an amount per pin which increases based on the size of the package in accordance with a schedule in the agreement. Pantronix, which is a full service semiconductor technology supplier for more than 140 military and commercial customers, has made a number of its customers aware of the availability of VSPA, particularly for high pin count applications. The Company is currently working on specific application designs with several customers of Pantronix and believes the Company may manufacture the initial quantities of any VSPA packages adopted for use in applications currently being considered by these customers. Although the Company believes that one or more of these proposed designs will be approved for production by the customers, the Company has received no revenue under this arrangement and is unable to predict the amount of sales revenue or royalty revenue, if any, that may be earned by the Company under the Pantronix arrangement, or when, if ever, such revenue might be earned.

In October 1996, the Company and Stanford W. Crane, Jr., the Company s President and Chairman, entered into an agreement with LG Cable & Machinery Ltd., a unit of Korean based LG Group, under which LG Cable was granted a license to the Compass technology. The license granted to LG Cable is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. LG Cable has built a production facility in Korea and has begun production of an enhanced version of the Compass Connector. Based on information supplied to the Company by LG Cable, monthly production is expected to reach 300,000 parts by July 1997. Under the terms of the agreement, LG Cable is to pay the Company and Mr. Crane a royalty based on the sales price of each Compass Connector produced and sold. See
 Patents; Proprietary Information . Such royalties are to be divided equally between the Company and Mr. Crane. Although the Company expects to be entitled to receive royalties under this agreement with respect to sales made by LG Cable during the month of July 1997, the Company has not yet received any such revenue.

In May 1997, the Company entered into a letter of intent to license the VSPA technology to LG Cable. Under the terms of the proposed licensing agreement, LG Cable will be granted world wide rights to manufacture VSPA for its own use and for sale to third parties. The agreement would also provide for the payment to the Company of a royalty based on an amount per pin which increases based on the size of the package in accordance with a schedule in the agreement.

The Company intends to market its Technology Products through a combination of direct sales personnel and independent manufacturer s representatives. At the present time, the Company has 5 employees directly engaged in the sales and marketing of its Technology Products and is engaged in recruiting additional personnel to supplement the activities of these employees. In addition, the Company has entered into sales representation agreements with 5 separate independent sales organizations to market the Company s Technology Products in certain specific regions of the United States and in Taiwan and has a letter of intent with a company which is expected to lead to a sales representation arrangement in Japan. The Company is also seeking additional independent manufacturer s representatives in other identified regions of the United States.

The Company markets its Archistrat Computers through its own sales force, which currently is comprised of 8 persons including 3 field systems engineers, and through value added resellers ( VAR ) and system integrators. The Company currently has four active VARs and expects to enter into additional reseller agreements during the next 12 months.

RESEARCH AND DEVELOPMENT

The Company s principal research and development efforts to date have been devoted to the design and development of VSPA, Compass PGA and the Archistrat Computers and related technologies. During the fiscal years ended March 31, 1995, 1996 and 1997, the Company spent $3,494,000, $7,955,000 and $5,723,000, respectively, on research and development.

In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company s VSPA electronic package whereby the government will contribute approximately $1.8 million to the project over a period of 12 months. The agreement requires the Company to match the $1.8 million with $2.2 million of development costs associated with the project. During the year ended March 31, 1997, the Company incurred development costs associated with this project of approximately $1.2 million, including approximately $610,000 included in the research and development amount for fiscal year 1997 set forth in the preceding paragraph.

The Company currently anticipates that its research and development activities over the next year will focus on completing the current and higher volume versions of the automated machine for producing VSPA, developing specific applications of VSPA and Compass PGA and developing new versions of the Archistrat Computers. The Company believes that its spending on research and development in the current fiscal year will not exceed the amount spent during the fiscal year ended March 31, 1997.

PATENTS; PROPRIETARY INFORMATION

As of May 31, 1997, the Company had obtained seven United States patents and an aggregate of 33 foreign patents. In addition, the Company had pending a total of 18 United States and 33 foreign patent applications. These patents and pending applications relate to VSPA, Compass PGA, the Archistrat Computers design, the use of the Compass Connector in Compass PGA and in the Archistrat Computers, and a PCB manufacturing technology known as Well Tech PCB . The Company s foreign patent filings have been made in selected countries, including the Republic of China (Taiwan), Germany, the United Kingdom, Ireland and France. The Company will continue to file applications in certain foreign jurisdictions to secure protection in those jurisdictions in accordance with the Patent Cooperation Treaty and the Paris Convention for the Production of Industrial Property (which allows such filings to relate back to the original filing date in the United States) covering the Company s technology and proposed products. To the extent possible, the Company also intends to file patent applications with respect to products and technology that it may develop in the future. The failure of the Company to obtain any patents for which applications are pending could have a material adverse effect on the Company s ability to successfully commercialize its technology and proposed products.

Pursuant to a license agreement entered into in January 1996 between the Company and Mr. Crane (the "Crane-Panda License"), Mr. Crane has granted the Company the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of the Company's Archistrat Computers and the development and commercialization of Compass PGA. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below and supersedes an earlier license agreement between Mr. Crane and the Company relating to the Compass Connector. See
 Management s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Dependence On The Crane-Panda License Agreement; Potential Conflicts Of Interest . Under the Crane-Panda License, the Company is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Archistrat Computers or other computer system or assembly. The Company may grant sublicenses under the Crane-Panda License, but only for the use of products as incorporated in the Archistrat Computers or other computer system or assembly. To date, there have been no sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License. The Crane-Panda License obligates the Company to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that the Company becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. The Company is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would have a material adverse effect on the Company. There can be no assurance that conflicts of interest will not arise with respect to the Crane-Panda License or that such conflicts will be resolved in a manner favorable to the Company. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

The Company relies on confidentiality and nondisclosure arrangements with its employees, consultants and others involved with the Company s product and technological development efforts. There can be no assurance that these agreements will provide meaningful protection to the Company or that other companies will not acquire information which the Company considers proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable or superior to that of the

Company.

The Company has registered the Archistrat and VSPA trademarks with the U.S. Patent and Trademark Office and has applied for appropriate trademark, copyright and other legal protection for its product names, logos and other identifications. There can be no assurance that the Company will not be precluded by others from using any of such identifications or creating proprietary rights with respect to them.

COMPETITION

The markets that the Company has entered and intends to enter with its Technology Products and its Archistrat Computers are characterized by intense competition. In marketing these products, the Company is and will be competing with many well established companies with substantially greater resources than the Company.

Many of the Company s competitors for its Technology Products design, manufacture and/or market semiconductor packages, interconnect devices and other related components. Some of these competitors offer semiconductor packages, including peripherally-leaded SMT packages, pin grid arrays and ball grid arrays which can be used as alternatives to VSPA and Compass PGA. Although the Company believes that VSPA (and Compass PGA, when fully developed) offer significant performance advantages over currently available semiconductor packages, no assurance can be given that the advantages anticipated by VSPA and Compass PGA will be realized or, if realized, gain market acceptance.

The Archistrat Computers compete with various products produced and marketed by a large number of companies. The CAD and animation workstation configuration of the Archistrat Computers, which the Company believes to be the most promising area for utilizing the high performance features of the Archistrat Computers, compete with products offered by companies such as Silicon Graphics, Inc., Sun Microsystems, Inc., Digital Equipment Corp., Hewlett-Packard Co. and Intergraph Corporation.

All of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and servicing of their products and technology. Certain of these competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition and downturns in the market for semiconductor packages, interconnect devices and computers. In addition, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. The markets for technology and products currently available from and being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will depend on its ability to successfully market its existing products in a timely and cost-competitive manner, to complete the development and successfully introduce to the marketplace those products that are current under development, to continually enhance and improve all its current and future products and technology and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company s products and technology obsolete or less marketable or that the

Company will be able to successfully enhance its existing and proposed products or technology or adapt them satisfactorily.

EMPLOYEES

At May 31, 1997, the Company had 49 full-time employees and two part-time employees. Mr. Crane divides his time between product research, development and testing and general management. The Company considers it relations with its employees to be good. None of the Company s employees is represented by labor unions.

ITEM 2.  PROPERTIES

The Company leases its principal offices in Boca Raton, Florida, totaling approximately 27,500 square feet which were used to house substantially all of the Company's operations, including research and development, product testing and other operations during fiscal year 1997. Under the terms of the lease, as amended, the Company is required to make monthly rental payments of approximately $34,000 during fiscal year 1998, increasing to approximately $37,000 during the last year of the lease (fiscal year 2001). During the year ended March 31, 1997, the Company entered into certain agreements with the landlord of this facility whereby the Company was released from portions of the leased space. As consideration for the release, the Company agreed to make certain lump-sum payments to the landlord and agreed to make additional payments for the unused space.

The Company also leases three nearby facilities totaling approximately 11,000 square feet, which house the Company's machining operations and the product assembly operations related to the Technology Products. The leases with respect to these facilities require total monthly rental payments of approximately $7,300.

The Company also leases a facility in San Jose, California, which is currently used to house the Company s Advanced Design Group, manufacturing administrative personnel and certain sales personnel. The lease term is through December 1999 and calls for monthly lease payments of $4,394, increasing to $4,746 during the last year of the lease.

The Company is currently considering the lease of a facility in Hayward, California, that would house the Company s Archistrat Computer assembly operation, manufacturing equipment for VSPA and certain office space. The facility under consideration is approximately 50,000 square feet. The proposed lease agreement is for a term of five years with monthly rental fees of approximately $18,000. The Company believes the proposed facility would be adequate for the Company s needs for the foreseeable future. If a lease for this facility is executed, the Company will seek to terminate the lease for its San Jose facility or attempt to sub-lease the space.

The Company considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on the Company's current business.

ITEM 3.  LEGAL PROCEEDINGS

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

In August 1996, Joseph Sarubbi, a former director of the Company, filed a suit against the Company in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. The suit alleges that the Company breached an oral agreement to waive the exercise price on certain options granted to Mr. Sarubbi during 1993 and 1994 and that it failed to cause the Company s counsel to timely issue a Rule 144 letter which would have allowed him to sell the stock in a timely manner. The Company believes Mr. Sarubbi s claims are without merit and intends to defend the suit vigorously.

During February 1997, the Company settled a lawsuit filed by Direct Target Marketing, Inc., an entity that was engaged to act as the Company s financing agent in its capital raising efforts during 1993 and 1994. In conjunction with the settlement, the Company made a cash payment of $40,000 and issued 17,500 shares of its common stock. The settlement agreement required the Company to file a registration statement with the Securities and Exchange Commission for the common shares issued and the Company has done so.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

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


                                                 Common Stock
                                                 ------------
Quarterly Period Ended                         High          Low
----------------------                        -------      -------

1997
----

March 31, 1997                                $ 9.00       $ 3.63

1996
----

December 31, 1996                             $ 8.50       $ 3.38
September 30, 1996                            $13.50       $ 7.13
June 30, 1996                                 $20.88       $11.75
March 31, 1996                                $23.50       $15.75

1995
----

December 31, 1995                             $35.50       $19.79
September 30, 1995                            $49.00       $28.00
June 30, 1995                                 $30.75       $20.00
March 31, 1995                                $24.25       $11.25

As of June 16, 1997, there were approximately 275 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the years in the five year period ended March 31, 1997. This information is qualified in its entirety by, and should be read in conjunction with, the financial statements and the notes thereto and Management s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this report. The following data insofar as it relates to each of the years presented has been derived from annual financial statements, including the balance sheets at March 31, 1997 and 1996 and the related statements of operations and cash flows for the three years ended March 31, 1997 and notes thereto appearing elsewhere herein.

STATEMENT OF OPERATIONS DATA:
                                            Fiscal Year Ended March 31,
                             1997         1996         1995          1994          1993
Net revenues             $ 2,382,019  $   870,658  $      -      $      -      $      -
Research and development
  costs                    5,722,717    7,954,924    3,494,260       887,318       193,869
Selling, general and
  administrative expenses 13,142,099   15,810,701    3,744,914       934,487       221,954
Costs associated with
  asset impairments        2,056,025         -            -             -             -
Other income                    -          43,680       14,216        21,465           135
Interest income              427,657      953,962      293,612          -             -
Net loss                 (20,874,101) (23,894,426)  (6,931,346)   (1,800,340)     (415,688)
Net loss per
  common share                ($2.15)      ($3.07)      ($1.25)       ($0.54)       ($0.14)
Weighted average number
  of shares outstanding    9,723,801    7,786,426    5,531,941     3,306,535     2,958,127

BALANCE SHEET DATA:
                                                   As of March 31,
                             1997         1996         1995          1994          1993
Working capital          $ 1,824,330  $ 9,704,345  $ 7,893,071 ($  801,165)   ($   143,858)
Total assets               7,337,320   18,557,681   10,245,133   1,471,840          32,865
Total liabilities          2,524,445    3,690,090    1,069,810   1,709,735         144,244
Accumulated (deficit)    (53,915,901) (33,041,800)  (9,147,374) (2,216,028)       (415,688)
Stockholders' equity
  (deficit)              $ 4,812,875  $14,867,591  $ 9,175,323 ($  237,895)   ($   111,379)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Panda Project, Inc. (the "Company") was incorporated in April 1992 to design, develop and license products incorporating the Company's proprietary semiconductor packaging and interconnect technology and to develop, manufacture and market a line of powerful, modular computers. The Company's fiscal year ends on March 31.

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are made only as to the date of this report. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

FISCAL YEAR 1997 VERSUS FISCAL YEAR 1996

During the year ended March 31, 1997, the Company recognized net revenues of approximately $2,382,000, including approximately $1,548,000 of net sales of Archistrat Computers, $100,000 of licensing fees, and approximately $734,000 of revenue associated with a cooperative development agreement with the U.S. government. In comparison, net revenues during fiscal year 1996 amounted to approximately $871,000 which was entirely comprised of sales of Archistrat Computers.

In October 1996, the Company and Stanford W. Crane, Jr., the Company's Chief Executive Officer and founder, entered into a license agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a license with respect to the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. The Company and Mr. Crane have agree that payments under the agreement will be split equally between the Company and Mr. Crane. In connection with this agreement, the Company s portion of the license fee ($500,000) was immediately vested upon signing the agreement and is payable as follows: $100,000 within 15 days after execution of the agreement and $100,000 on each of the first four anniversaries of the agreement. Licensing fee revenue of $100,000 was recorded during the year ended March 31, 1997 representing the first payment received. The remaining $400,000 will be recognized as payments are received. In addition, the Company is entitled to receive royalties on sales of the Compass Connector products by LG or its affiliates.

In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company s VSPA electronic package whereby the government has agreed to contribute approximately $1.8 million to the project over a period of 12 months. The agreement requires the Company to match the $1.8 million with $2.2 million of development costs associated with the project. Revenue is recognized over the term of the cooperative development agreement based on the achievement of stated milestones.

During the year ended March 31, 1997, the Company sold certain products to a software developer in exchange for certain licenses to use the developer s software for internal purposes; consulting and training; and services associated with the certification of the Company s 4s server to use the software developer s CAD program and porting the software onto the 4s product. Revenues of approximately $923,000 were recorded during the year ended March 31, 1997 as a result of this transaction.

During the year ended March 31, 1997, research and development expenses decreased from approximately $8.0 million to $5.7 million. The decrease is primarily associated with a lower level of spending related to the design and development of VSPA as compared with the prior year, including a lower amount of compensation and benefits resulting from a reduced workforce (including engineering personnel).

Selling, general and administrative expenses decreased approximately $2.7 million or 17% during fiscal year 1997 to $13.1 million as compared to $15.8 million during fiscal year 1996. The most significant changes were in the following categories: compensation and benefits decreased approximately $1.3 million resulting from the execution of management s restructuring plans (employee head count decreased from approximately 150 as of March 31, 1996 to approximately 61 as of March 31, 1997); consulting and contracted services decreased approximately $1.6 million primarily as a result of the Company s cost reduction efforts, including the elimination of essentially all temporary personnel; and a reduction of sales and marketing expenses of approximately $1.1 million related primarily to trade shows and advertising.

Depreciation expense increased approximately $1.0 million to $1.6 million in fiscal year 1997 compared to approximately $560,000 in fiscal year 1996. This increase is primarily due to the acquisition of $3.6 million of assets during fiscal year 1996 that were not depreciated over the entire prior year, but did include a full year of depreciation in fiscal year 1997. Further, additional assets were acquired during fiscal year 1997, including leasehold improvements made to the Company s main facility.

During the year ended March 31, 1997, the Company determined that, due to various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company s products), certain long-lived assets were impaired. As a result, the Company recorded a charge of approximately $2.1 million, the majority of which relates to assets which will continue to be held and used in continuing operations. Of this total, approximately $1,040,000 relates to computer equipment and software, approximately $467,000 relates to demonstration and promotional equipment and approximately $520,000 relates to production equipment and tooling.

Other one-time charges that were recognized during fiscal year 1997 included costs associated with the reduction of leased office space at the Company s main facility in the amount of $480,000 and a charge of $145,000 associated with the settlement of certain litigation.

FISCAL YEAR 1996 VERSUS FISCAL YEAR 1995

The Company began recognizing revenue from the shipment of production units of its first commercially available product, the Archistrat Computer in its server configuration, during fiscal year 1996. As a result, net sales for fiscal year 1996 amounted to approximately $871,000. Because the Company was in the development stage in fiscal year 1995, no revenues from operations were realized during that year.

Selling, general and administrative expenses for fiscal year 1996 increased approximately $13.4 million to $15.8 million, as compared to $3.7 million for fiscal year 1995. The significant increase in selling, general and administrative expenses for fiscal year 1996 is due principally to the costs incurred in connection with the introduction of the Archistrat 4s server, the creation and expansion of distribution channels including agreements with several resellers, continued efforts to expand geographic markets, including the Latin American market, and greater emphasis on establishing comprehensive programs for advertising, customer service, and technical support. In addition, the Company significantly increased the number of employees from 43 at March 31, 1995 to 150 at March 31, 1996. As a result, employee compensation and related expenses, such as state and federal unemployment taxes, health insurance premiums and other fringe benefits, amounted to $5.6 million for fiscal year 1996, as compared with $1.1 million for fiscal year 1995. In addition, selling, general and administrative expenses in fiscal year 1996 reflect the cost of continued preparation and filing of patent applications with respect to proposed products and technologies.

Research and development expenses totaled approximately $8.0 million for fiscal year 1996, representing an increase of 128% as compared to $3.5 million for fiscal year 1995. The increase is due principally to the Company's continuing efforts to design and develop VSPA, Compass PGA and the Archistrat Computers and related technologies. During fiscal year 1996, research and development activities included testing and qualification of VSPA; development of initial production tooling for VSPA; conceptual development of Compass PGA; assembly of working prototypes of the Archistrat workstation and the initiation of the beta testing of such prototypes; and the development of a new processor board utilizing DEC's Alpha microprocessor.

Depreciation expense increased to $560,717 in fiscal year 1996 from $54,882 in fiscal year 1995. This increase is primarily due to the acquisition of office furniture and equipment resulting from the hiring of additional full-time personnel, and the acquisition of machinery and equipment necessary to develop the capability and capacity to manufacture VSPA as well as the Compass Connectors.

Interest and other income for fiscal year 1996 increased to $997,642 from $307,828 in fiscal year 1995. Average outstanding balances in cash and cash equivalents increased significantly following the July 1995 private placement in which the Company received net proceeds of approximately $28.4 million from the sale of 1,197,627 shares of common stock and the issuance of warrants to purchase 399,209 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements in connection with its operations and development activities have been and may continue to be significant. During the year ending March 31, 1998, the Company expects to continue development of its Technology Products and transition its current modular workstations and server products into full scale commercialization. In addition, the Company expects to realize royalty revenue during fiscal year 1998 related to its Technology Products from the arrangements announced throughout the year ended March 31, 1997, including, but not limited to, license agreements with LG Cable & Machinery, Pantronix Corporation and AMP Incorporated. The Company also expects to continue to earn revenues related to the cooperative development agreement entered into with the U.S. Government during fiscal year 1997. Further, the Company anticipates entering into additional licensing agreements during fiscal year 1998 that will generate licensing fees for the Company. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company or that the Company will become profitable in the foreseeable future.

The Company has been dependent upon the proceeds of sales of its securities to fund its activities since inception. The Company expects that the increased shipments of Archistrat Computers and the related revenue, as well as licensing and royalty revenue, and revenue associated with the cooperative development agreement, noted above will provide additional resources to at least partially fund its activities during fiscal year 1998.

During fiscal year 1997, the Company successfully implemented a cost reduction plan and was able to significantly decrease the amount of average monthly cash consumption. Cash flows used by operating activities decreased $7.7 million from $23.7 million during fiscal year 1996 to $16 million during fiscal year 1997. The Company will continue to focus on cost controls during fiscal year 1998 and will take further cost reduction actions as deemed necessary. However, there can be no assurances that such efforts will be successful or that such plans will result in adequate cost reductions.

The Company is dependent upon the success of the efforts discussed above to expand its marketing activities in order to obtain additional orders for its Archistrat Computers, to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements. The Company may need to seek additional sources of funding during fiscal year 1998 in order to achieve its goals.

As of March 31, 1997, the Company had working capital of approximately $2 million. In addition, during April 1997, the Company issued $4.8 million of 4% convertible subordinated debentures to private investors in a transaction pursuant to Regulation S under the Securities Act of 1933 and received net proceeds of approximately $4.6 million. Through June 23, 1997, $2,520,000 of such debentures had been converted into an aggregate of 975,453 shares of the Company s common stock. The Company has agreed to effect the registration of the shares issuable upon conversion of the debentures in the event of certain amendments to Regulation S.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

1. LIMITED PRODUCT DEVELOPMENT AND OPERATING HISTORY. Although the Company has recently begun commercialization of certain products, other products and technologies are undergoing additional testing and certification which may ultimately lead to their commercialization. The Company's viability, profitability and growth will depend in part upon successful commercialization of these other products and technologies. There can be no assurance that these efforts will be successful or that any of the proposed additional products will be developed successfully. Further, the Company has a limited operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the evolving electronics industry, which is characterized by an increasing number of market entrants and intense competition, as well as those encountered in the shift from development to commercialization of new products based on innovative technologies.

2. LIMITED REVENUES; HISTORY OF SIGNIFICANT LOSSES; ACCUMULATED DEFICIT; ANTICIPATED FUTURE LOSSES. To date, the Company has generated limited revenues from the sale of its Archistrat Computers; the Company does not anticipate deriving larger revenues from operations until such time, if ever, that greater numbers of its Archistrat Computers and other computers are sold and its semiconductor packaging and connector products can be manufactured and licensed or successfully commercialized, as to which there can be no assurance. Further, of the $2.4 million of revenues recognized in the year ended March 31, 1997, $923,000 related to a barter transaction with a software developer wherein the Company accepted software licenses, consulting and training services, and services associated with the certification of one model of the Archistrat Computers to use the software developer's CAD program and porting the software onto the product, in exchange for 53 of its Archistrat Computers. Management believes the amount of revenue recognized reflects the fair value of the licenses and other services received and approximated the normal selling price of the servers. Since inception (April 8, 1992), the

Company has incurred significant net losses, including losses of $1,800,340, $6,931,346, $23,894,426 and $20,874,101 during the fiscal years ended March 31, 1994, 1995, 1996 and 1997, respectively, resulting in an accumulated deficit of $53,915,901 as of March 31, 1997. In addition, the Company anticipates substantial losses to continue in the foreseeable future. Inasmuch as the Company will continue to have a high level of operating expenses and will be required to make significant expenditures in connection with its research and development and manufacturing and marketing activities (including salaries of executive, technical and research and development personnel), the Company anticipates that such losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. There can be no assurance that the Company will ever be able to generate sufficient revenues to achieve profitable operations.

3. SIGNIFICANT CAPITAL REQUIREMENTS; POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company's capital requirements in connection with its operations and development activities have been and may continue to be significant. The Company has been dependent primarily upon the proceeds of sales of its securities to fund its activities since inception. During the period from inception through March 31, 1997, the Company raised capital of approximately $58,000,000 (after deduction of underwriting discounts, commissions and other selling costs) through the sale of Common Stock and warrants, and from the exercise of stock options and warrants. Since June 1996, the Company has entered into five agreements to license its VSPA and Compass Connector technologies and began to receive revenues under one of these agreements during the year end March 31, 1997. The Company anticipates receiving revenues under one or more of the other agreements by the end of the first quarter of the Company's fiscal year which begins on April 1, 1997. In addition, the Company has taken actions to significantly reduce its expenses in all areas including compensation and benefits, research and development and selling and administrative expenses.

In the event the Company's working capital, as augmented by proceeds from any sales revenue prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional financing. Furthermore, depending upon the Company's progress in the development of its products and technology and manufacturing capabilities, acceptance of its products and technology by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. In addition, in the event that the Company receives a larger than anticipated number of purchase orders for its Archistrat Computers or VSPA semiconductor package, it may require resources substantially greater than it currently has or than are otherwise available to the Company, and the Company may be required to raise additional capital or engage third parties (as to which engagement there can be no assurance) to assist the Company in meeting such orders. The Company has no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to the Company when needed on commercially reasonable terms or at all. The inability of the Company to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders may be substantially diluted.

4. UNCERTAINTY OF MARKET ACCEPTANCE. The products and technologies currently being sold or developed by the Company utilize newly developed designs. Although the Company believes that its existing and proposed technology and products represent significant advancements in semiconductor packaging and computer technology, demand for the Company's existing and proposed products is subject to a high degree of uncertainty, as is typical in the case of newly-developed products. Achieving marketing acceptance for the Company's technology and existing and proposed products will require substantial marketing efforts and expenditure of significant funds to educate key original equipment manufacturers ("OEMs") and value-added resellers ("VARs") and end users as to the distinctive characteristics and anticipated benefits of the Company's proposed products and technologies. Many OEMs and VARs manufacture and/or sell components and computers competitive with those being developed by the Company and have achieved significant market acceptance for their products. Accordingly, due to their commitment to their own products, such entities may be inhibited from doing business with the Company. In addition, many OEMs and VARs may be reluctant to use or sell the Company's products and technologies until a sufficient number of other OEMs and VARs have already committed to do so. The Company currently has limited marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market its products and technologies as their development is completed. The Company's ability to generate revenue from the sale of Archistrat Computers or the licensing or sale of Technology Products will be dependent upon, among other things, its ability to build an effective sales organization. There can be no assurance that the Company will be able to formalize any marketing arrangements or that its marketing efforts will be successful.

5. UNCERTAINTY OF PRODUCT AND TECHNOLOGY DEVELOPMENT; TECHNOLOGICAL FACTORS; DEPENDENCE ON THIRD-PARTY PRODUCT DESIGN CHANGES. Although Archistrat Computers have been sold in limited quantities, the Company's Technology Products have not been fully commercialized and some remain in various stages of development. The Company's development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development). The Company's success will depend in part upon its products and technology meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. There can be no assurance that the Company's products and technology which have not yet been commercialized will ever be successfully developed, and even if developed, that they will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development or commercialization. In addition, technology as complex as that which will be incorporated into the Company's proposed products may contain errors which become apparent subsequent to widespread commercial use. Remedying such errors could delay the Company's plans and cause it to incur additional costs which would have a material adverse effect on the Company. The Company's success will also be dependent upon the Company's ability to adapt its products to be compatible with the products of third-party manufacturers of computer products. In addition, the Company will be dependent on certain potential customers redesigning or otherwise modifying their products to fully utilize the Company's proposed products and technology. Although the Company believes that potential customers will undertake such modifications to take advantage of the anticipated performance advantages of the Company's proposed products, the costs of making such adaptations could prevent them from doing so on a timely basis, or at all. The failure of the Company to adapt its products and technology to be compatible with products of third-party manufacturers or the failure of potential customers to make necessary modifications or to redesign their products to accommodate the Company's products could have a material adverse effect on the Company's ability to sell or license its proposed products or technology.

6. COMPETITION; TECHNOLOGICAL OBSOLESCENCE. The markets that the Company intends to enter are characterized by intense competition. The Company's Archistrat Computers compete with computers offered by such companies as Silicon Graphics, Inc., Digital Equipment Corp., Hewlett-Packard Co., and Compaq Computer Corporation. The Company's Technology Products compete with semiconductor packages and connectors offered by numerous manufacturers. Many of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and servicing of their products and technology. Certain of these competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for semiconductor packages, related technologies and/or computers. In addition, certain companies may be developing technologies or products of which the Company is unaware, which may be functionally similar, or superior, to some or all of those being developed by the Company. The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner additional products and technology, to continually enhance and improve its existing and proposed products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's proposed products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

7. DEPENDENCE ON MANUFACTURERS AND SUPPLIERS; LACK OF MANUFACTURING EXPERIENCE AND CAPABILITY. The Company has developed the ability to manufacture the VSPA semiconductor package in limited quantities in its own facility in Boca Raton, Florida. The machinery used in the manufacturing process has been designed and built by the Company, primarily for the purpose of demonstrating the principles of manufacturing VSPA in high volumes. The Company has designed and is currently building its first automated machine to produce VSPA parts in volumes based on anticipated customer demand. The machine has been designed to have a wide range of flexibility in terms of the pin count of the VSPA packages it will produce, and its expected production capacity ranges from 200,000 parts per month to 235,000 parts per month, depending upon the pin count of the package. However, there can be no assurance that the Company will be able to complete the build of the machine within the a reasonable period of time, or that, if completed, it will function as designed and be capable of producing the quantities of VSPA that are anticipated. In the event the Company is unable to build a machine that can produce VSPA in high volumes within a reasonable period of time, or at all, delays in securing alternative manufacturing sources would result and would have a material adverse effect on the Company s operations.

The Company has developed the capability to manufacture the Compass Connector products required for its Archistrat Computers in its own facility in Boca Raton, Florida. The Company has also entered into an agreement with Sun

Precision Works, Pvt. Ltd. for the production of the male connector component of the Compass Connector. Although the Company's supply of this component is currently adequate to meet its needs, no assurance can be given that such supplier can produce such component in sufficient quantities in the future, or that the Company will be able to develop an alternative source of supply within its projected development schedules, or at all.

The Company expects that significant commercialization of the Technology Products will require it to enter into direct licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of certain of its Technology Products. If the Company is unsuccessful in developing such manufacturing capabilities or in licensing certain products and technology being developed or in developing relationships with manufacturers and suppliers, its lack of manufacturing capabilities could limit its ability to otherwise commercialize such products.

The Company anticipates that it will be dependent on third parties for the manufacture and/or assembly of printed circuit boards, chassis and other subassemblies, as well as for the supply of various of the components, incorporated into the Archistrat Computers, and for performing the final assembly configuration, certain quality control testing and delivery of such computers. Although the Company's agreement with Group Technologies Corporation has expired, the Company has identified certain other potential manufacturers and suppliers for its subassembly and component needs, however, the Company has not yet entered into any additional manufacturing or supply arrangements. The Company believes it will be able to negotiate satisfactory manufacturing and supply contracts; however, the failure to do so could have a material adverse effect on the Company. Even if the Company were able to enter into suitable manufacturing arrangements for necessary subassemblies, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. In addition, the failure or delay by the Company's suppliers in fulfilling its anticipated component needs would adversely affect the Company's ability to develop and market its products and technology. While the Company believes that these components are available from multiple sources, the Company anticipates that it will obtain certain of them from a single or limited number of sources of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with components to be used in the Archistrat Computers on commercially reasonable terms, or at all, delays in securing alternative sources of supply could result in a material adverse effect on the Company's operations.

At a future date, the Company may determine that the development of manufacturing capabilities with respect to the Archistrat Computers (and/or their subassemblies or components) is necessary or appropriate. To date, the Company has manufactured limited commercial quantities of such computers. The Company does not currently have the staff or the facilities necessary to manufacture, assemble and/or configure its proposed computers internally in large commercial quantities. The establishment of manufacturing and/or assembly capabilities may result in significant expense and is subject to numerous risks, including unanticipated technological problems and delays. The failure of the Company to successfully manufacture its Archistrat Computers would have a material adverse effect on the Company.

8. DEPENDENCE ON KEY PERSONNEL. The success of the Company will be dependent on the continued personal efforts of Stanford W. Crane, Jr., its Chairman and Chief Executive Officer and the principal inventor of its proprietary products and technologies, and certain other key personnel. Although Mr. Crane has entered into a five-year employment agreement with the Company, the agreement provides that he may resign by giving six months' notice at any time. The loss of his services would have a material adverse effect on the Company. The Company has obtained key-man insurance on Mr. Crane's life in the amount of $2,000,000. The success of the Company also is dependent upon its ability to hire and retain additional qualified executive, scientific, production and marketing personnel. Although the Company has been able to hire qualified personnel, there can be no assurance that the Company will be able to hire additional qualified personnel or retain such necessary personnel.

9. PATENTS AND PROPRIETARY INFORMATION. The Company's success will depend on its ability to obtain patents, protect trade secrets, and operate without infringing on the proprietary rights of others. As of May 31, 1997, the Company had obtained seven United States patents and an aggregate of 33 foreign patents. In addition, the Company had pending a total of 18 United States and 33 foreign patent applications. These patents and pending applications relate to VSPA, Compass PGA, the Archistrat Computers design, the use of the Compass Connector in Compass PGA and in the Archistrat Computers, and a PCB manufacturing technology known as Well Tech PCB . The Company s foreign patent filings have been made in selected countries, including the Republic of China (Taiwan), Germany, the United Kingdom, Ireland and France. The Company will continue to file applications in certain foreign jurisdictions to secure protection in those jurisdictions in accordance with the Patent Cooperation Treaty and the Paris Convention for the Production of Industrial Property (which allows such filings to relate back to the original filing date in the United States) covering the Company s technology and proposed products. To the extent possible, the Company also intends to file patent applications with respect to products and technology that it may develop in the future.

There can be no assurance that any of the Company's pending patent applications will ultimately result in an issued patent. Moreover, the patent laws of other countries may differ from those of the United States as to the patentability of the Company's products or technology, and the degree of protection afforded by foreign patents may be different from that in the United States. The failure by the Company to obtain patents for which applications are currently pending could have a material adverse effect on the Company's ability to commercialize successfully its proposed technology and products. Even if the Company is able to obtain such patents, there can be no assurance that any such patents will afford the Company commercially significant protection for its technology or products. In addition, other companies may independently develop equivalent or superior technologies or products and may obtain patent or similar rights with respect to them. Although the Company believes that its technology has been independently developed and that its technology does not infringe on the patents or violate the proprietary rights of others, there can be no assurance that any of the Company's technology or products, will not be determined to infringe upon the patents or proprietary rights of others, or that patents or proprietary rights of others will not have an adverse effect on the ability of the Company to do business. If the Company's technology or products were determined to infringe on the patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company. Moreover, in the event that the Company's technology or proposed products were deemed to infringe upon the rights of others, the Company would be required to obtain licenses to utilize such technology. There can be no assurance that the Company would be able to obtain such licenses in a timely manner or on acceptable terms and conditions, and the failure to do so could have a material adverse effect on the Company.

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

The Company relies on confidentiality and nondisclosure arrangements with its employees, consultants and others involved with the Company s product and technological development efforts. There can be no assurance that these agreements will provide meaningful protection to the Company or that other companies will not acquire information which the Company considers proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable or superior to that of the Company.

The Company has registered the Archistrat and VSPA trademarks with the U.S. Patent and Trademark Office and has applied for appropriate trademark, copyright and other legal protection for its product names, logos and other identifications. There can be no assurance that the Company will not be precluded by others from using any of such identifications or creating proprietary rights with respect to them.

10. DEPENDENCE ON THE CRANE-PANDA LICENSING AGREEMENT; POTENTIAL CONFLICTS OF INTEREST. Pursuant to a license agreement entered into in January 1996 between the Company and Mr. Crane (the "Crane-Panda License"), Mr. Crane has granted the Company the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of the Company's Archistrat Computers and the development and commercialization of Compass PGA. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below and supersedes an earlier license agreement between Mr. Crane and the Company relating to the Compass Connector. Under the Crane-Panda License, the Company is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Archistrat Computers or other computer system or assembly. The Company may grant sublicenses under the Crane-Panda License, but only for the use of products as incorporated in the Archistrat Computers or other computer system or assembly. To date, there have been no sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License. The Crane-Panda License obligates the Company to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that the Company becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. The Company is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would have a material adverse effect on the Company. There can be no assurance that conflicts of interest will not arise with respect to the Crane-Panda License or that such conflicts will be resolved in a manner favorable to the Company. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

In September 1992, Mr. Crane granted an exclusive license (the "3M License") to Minnesota Mining and Manufacturing Co. ("3M") to develop, manufacture, use and sell the Compass Connector other than as part of a computer system. In February 1996, Mr. Crane and 3M agreed to convert the 3M License to a nonexclusive license. The 3M License provides in certain circumstances for the payment of a royalty to Mr. Crane. As of the date of this Prospectus, Mr. Crane had received no such payments.

11. SUBSTANTIAL CONTROL BY MANAGEMENT. As of the date of this report, officers and directors of the Company own of record and beneficially approximately 39% of the issued and outstanding shares of Common Stock and are thus able to exert substantial influence over the policies and affairs of the Company.

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

13. GENERAL. Because of factors discussed above and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the semiconductor packaging and computer industries, changes in earnings estimates and recommendations by analysts and other events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference from pages F-1 through F-23 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding directors of the Company is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1997.

     Set forth below are the names, ages as of June 1, 1997 and business experience of the executive officers of the Company:

Name  Age  Position
----  ---  --------

Stanford W. Crane, Jr.   46   President, Chief Executive Officer
                              and Chairman of the Board of Directors
William E. Ahearn        59   Vice President of Technology
Daryl Hollis             53   Chief Financial Officer and Secretary
Robert Toda              48   Vice President of Sales and Marketing
Babar Hamirani           30   Senior Vice President of Systems Operations

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

     WILLIAM E. AHEARN joined the Company in March 1996 and served as President of the Company's Archistrat Systems Division from April 1996 through December 1996. Since January 1997, he served as Vice President of Technology. From 1993 to 1996, he was Director of Multimedia Products at AMP Incorporated. From 1964 to 1993, Mr. Ahearn served in a variety of positions at International Business Machines Corporation ("IBM"), including Product Manager for Digital Video Interactive and Collaborative Work Products IBM Europe, Product and Project Manager for Input/Output Technology Entry Systems and Electro-Optical Technologies at IBM Corporate Headquarters, and as staff member of IBM's T.J. Watson Research Center. From 1984 to 1989, Mr. Ahearn was a visiting scholar at the MIT Media Lab.

     C. DARYL HOLLIS has served as Chief Financial Officer of the Company since June 1996. From March 1993 through March 1996, Mr. Hollis was Senior Vice President, Secretary and Treasurer of Pointe Financial Corporation, a privately-held bank holding company. From 1991 through February 1993, Mr. Hollis was an independent business consultant. For more than 10 years prior to 1991, Mr. Hollis was a partner with Ernst & Young.

     ROBERT TODA has served as Vice President of Sales and Marketing of the Company since July 1996. From March 1995 to November 1995, Mr. Toda served as Vice President of Channel Sales for Diamond Multimedia. From June 1992 to February 1995, Mr. Toda was President and Chief Executive Officer of LazerByte Corporation, and from June 1987 through May 1992 he served in various sales and marketing positions at Conner Peripherals including Vice President of Worldwide Sales. From 1983 to 1987, he served in sales management positions with Seagate Technology and Sony Corporation of America. Early in his career Mr. Toda held positions at Apple Computer, Hewlett-Packard - HP Labs, APD HP Labs, HP Advanced Products Division and Mobility Systems. Mr. Toda graduated from Stanford University with a BSME and MSME in Product Design and later received his MBA from the same university.

     BABAR HAMIRANI has served as Senior Vice President of Systems Operation of the Company since April 1997. From 1995 to 1997, Mr. Hamirani was President and Chief Technical Officer for Nexar Technologies, Inc., a company he co-founded that is engaged in the development, manufacture and sale of upgradable personal computers using proprietary designs developed by Mr. Hamirani. Earlier, Mr. Hamirani founded Intelligent Computers/Intellesys and served as its President and Chief Executive Officer from 1993 to 1995. Mr. Hamirani also served in various executive capacities at Vertos/APAQ, Synergistic Computer, and several mail order computer companies from 1984 to 1993.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1997.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:
             (1)  FINANCIAL STATEMENTS

                  The financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1 of this report.

             (2)  FINANCIAL STATEMENT SCHEDULES

                  Schedule II--Valuation and Qualifying Accounts on page F-23.

                  All other schedules are omitted as the information required is inapplicable or the information is presented in the financial statements or related notes.

             (3)  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1, filed as part of the Company's Registration Statement on Form S-3 (File No. 333-14931) (the "Form S-3")).

3.2 Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company Registration Statement on Form SB-2 (File No. 33-76694-A) (the Registration Statement )).

4.1 Warrant Agreement dated May 16, 1994 between the Company and Whale Securities Co., L.P. (incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement)

4.2 Form of Warrant issued in Private Placement Financing (incorporated herein by reference to Exhibit 99.3, filed as part of the Form S-3).

4.3 Form of SRP Warrant (incorporated herein by reference to Exhibit 99.4, filed as part of the Form S-3).

4.4 Form of 4% Subordinated Convertible Debentures of the Company (incorporated herein by reference to Exhibit 4.1, filed as part of the Registrant s Form 8-K filed April 21, 1997).

4.5 Form of Common Stock Purchase Warrant Issued to Dusseldorf (incorporated herein by reference to Exhibit 4.2, filed as part of the Registrant s Form 8-K filed April 21, 1997).

10.1 Amended and Restated Employment Agreement between the Company and Stanford W. Crane, Jr., dated February 22, 1994 (incorporated herein by reference to Exhibit 10.1 filed as part of the Registration Statement).@

10.2     1993 Performance Incentive Plan, dated December 29, 1993
         (incorporated herein by reference to Exhibit 10.6 filed as part of the Registration Statement).@

10.3 Nonemployee Director Stock Option Plan, dated December 29, 1993, as amended on January 19, 1995 (incorporated herein by reference to Exhibit 4.6 filed as part of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995 (Registration No. 33-86948)).@

10.4 1995 Employee Stock Incentive Plan, dated November 2, 1995 (incorporated herein by reference to Exhibit 4.4 filed as part of the Company's Registration Statement on Form S-8 filed with the

         Securities and Exchange Commission on November 7, 1995 (Registration No. 33-99058)).@

10.5(a) Lease Agreement between the Company and Fairfax Boca '92 L.P., dated March 2, 1994 (incorporated herein by reference to Exhibit 10.9(a) filed as part of the Registration Statement).

10.5(b) Amendment dated April 1, 1995, to Lease Agreement dated March 2, 1994, between the Company and Fairfax Boca '92, L.P. (incorporated herein by reference to Exhibit 10.5(b) filed as part of the Registrant's Form 10-K for the year ended March 31, 1996).

10.5(c) Amendment dated as of July 1, 1995, to Lease Agreement dated March 2, 1994, between the Company and Fairfax Boca '92, L.P. (incorporated herein by reference to Exhibit 10.9(c) filed as part of the Registrant's Form 10-KSB for the year ended March 31, 1995
        (Commission File No. 0-24030)).

10.5(d) Lease Agreement dated October 24, 1995, between the Company and Fairfax Boca '92, L.P. (incorporated herein by reference to Exhibit 10.5(d) filed as part of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 filed on June 27, 1996).

10.5(e) Fourth Amendment dated as of November 27, 1996, to Lease Agreement dated October 24, 1995, between the Company and Fairfax Boca '92, L.P.

10.5(f) Fifth Amendment dated as of March 13, 1997, to Lease Agreement dated October 24, 1995, between the Company and Fairfax Boca '92,
         L.P.

10.6 Form of Indemnification Agreement between the Company and its directors, dated December 29, 1993 (incorporated herein by reference to Exhibit 10.10 filed as part of the Registration Statement).

10.7 Offshore Securities Subscription Agreement dated April 2, 1997 (incorporated herein by reference to Exhibit 99.1, filed as part of the Registrant s Form 8-K filed April 21, 1997).

10.8 License Agreement, dated as of August 17, 1996, among Stanford W. Crane, Jr., the Company and Sun Precision Works, Pvt. Ltd. (incorporated herein by reference to Exhibit 99.5 filed as part of the Form S-3).

10.9 Letter Agreement dated as of September 10, 1996 between the Company and Mallory Factor Inc. (incorporated herein by reference to Exhibit
         99.6 filed as part of the Form S-3).

10.10 Warrant dated September 10, 1996 issued by the Company to Mallory Factor (incorporated herein by reference to Exhibit 99.7 filed as part of the Form S-3).

10.11 License Agreement, dated as of August 18, 1996, between the Company and Pantronix Corporation (incorporated herein by reference to Exhibit 99.8 filed as part of the Form S-3).

10.12    License Agreement, dated as of September 30, 1996, among Stanford W.

         Crane, Jr., the Company and LG Cable & Machinery Ltd. (incorporated herein by reference to Exhibit 99.9 filed as part of the Form S-3).

10.13 Registration Rights Agreement, dated as of July, 1996, among the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 filed as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996).

10.14 License Agreement dated January 19, 1996 between the Company and Stanford W. Crane, Jr. (incorporated herein by reference to Exhibit
         10.1 filed as part of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14,
         1996).@

10.15 Agreement dated March 25, 1996, between the Company and Parametric Technology Corporation.

10.16 License Agreement dated June 7, 1996 among the Company, AMP Incorporated, The Whitaker Corporation and Connectware Inc.

10.17 Cooperative Agreement, dated October 22, 1996, between the Company and the United States of America, U.S. Air Force, Air Force Material Command (incorporated herein by reference to Exhibit 99.10 filed as part of the Form S-3).

10.18 Reseller Agreement, dated November 1996, between the Company and Siemens Nixdorf Information Systems, Inc. (incorporated herein by reference to Exhibit 99.11 filed as part of the Form S-3).

21       Subsidiaries of the Company.

23.1     Consent of Price Waterhouse LLP.

27       Financial Data Schedule.

---------------
@Management contracts and compensatory plans and arrangements.

      (b)     REPORTS ON FORM 8-K:

              None.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE PANDA PROJECT, INC.
                                            (Registrant)

Date:  June 27, 1997                        By:  /s/ Stanford W. Crane, Jr.
                                                 --------------------------
                                                 Stanford W. Crane, Jr.
                                                 Chairman of the Board
                                                 President and Chief
                                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature    Title     Date
---------    -----     ----

/s/ Stanford W. Crane, Jr.   President, Chief Executive   June 27, 1997
--------------------------   Officer and Chairman of the
Stanford W. Crane, Jr.       Board (Principal Executive
                             Officer)

/s/ C. Daryl Hollis          Chief Financial              June 27, 1997
--------------------------   Officer and Secretary
C. Daryl Hollis              (Principal Financial and
                             Accounting Officer)

/s/ James T.A. Wooder        Director                     June 27, 1997
--------------------------
James T.A. Wooder

/s/ Claud L. Gingrich        Director                     June 27, 1997
--------------------------
Claud L. Gingrich

/s/ Rao R. Tummala           Director                     June 27, 1997
--------------------------
Dr. Rao R. Tummala

The Panda Project, Inc.
Index to the Financial Statements
-----------------------------------------------------------------------------

                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants.................    F-2

Balance Sheets as of March 31, 1997 and 1996.......................    F-3

Statements of Operations for the three years ended March 31, 1997..    F-4

Statements of Changes in Stockholders' Equity
for the three years ended March 31, 1997...........................    F-5

Statements of Cash Flows for the three years ended March 31, 1997..    F-6

Notes to Financial Statements...................................... F-7 - F-21

Report of Independent Certified Public Accountants on
Financial Statement Schedule.......................................    F-22

Schedule II - Valuation and Qualifying Accounts....................    F-23

              Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of The Panda Project, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Panda Project, Inc. at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company s recurring losses from operations and limited capital resources raise substantial doubt about the Company s ability to continue as a going concern. Management s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP

Fort Lauderdale, Florida
May 22, 1997, except as to Note 16
    which is as of June 23, 1997

The Panda Project, Inc.
Balance Sheets
As of March 31
----------------------------------------------------------------------------
                                                    1997            1996
ASSETS

Current Assets:
  Cash and cash equivalents                   $   3,243,505    $  10,731,540
  Accounts receivable (net of allowance of
   $110,962 in 1997 and $171,943 in 1996)           165,093          311,375
  Inventory                                         822,309        1,616,022
  Other receivables                                  18,905          488,556
  Prepaid expenses and other current assets          98,963          246,942
                                              -------------    -------------
    Total current assets                          4,348,775       13,394,435
                                              -------------    -------------
Property and equipment, net                       2,823,798        4,315,199
Restricted cash                                     150,000          750,000
Other assets                                         14,747           98,047
                                              -------------    -------------
      Total assets                            $   7,337,320    $  18,557,681
                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                            $     852,388    $   2,904,690
  Accrued compensation and employee benefits         60,934          266,148
  Other current liabilities                       1,611,123          519,252
                                              -------------    -------------
    Total current liabilities                     2,524,445        3,690,090
                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES -- NOTE 15

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, 50,000,000
    shares authorized; 10,124,643 and
    8,680,488 shares issued and outstanding
    at March 31, 1997 and March 31, 1996,
    respectively                                    101,247           86,805
  Additional paid-in capital                     58,627,529       47,822,586
  Accumulated deficit                           (53,915,901)     (33,041,800)
                                              -------------    -------------
    Total stockholders' equity                    4,812,875       14,867,591
                                              -------------    -------------
      Total liabilities and
       stockholders' equity                   $   7,337,320    $  18,557,681
                                              =============    =============
  The accompanying notes are an integral part of these financial statements.

The Panda Project, Inc.
Statements of Operations
For the Years Ended on March 31
----------------------------------------------------------------------------

                                       1997           1996          1995

Revenues:
 Product sales                     $  1,758,138  $    881,518   $       -
 Licensing fees                         100,000          -              -
 Contract research and development
   revenues                             734,123          -              -
 Less returns and allowances           (210,242)      (10,860)          -
                                   ------------  ------------   ------------
    Net revenues                      2,382,019       870,658           -

Operating expenses:
 Cost of sales                        2,762,936     1,997,101           -
 Research and development             5,722,717     7,954,924      3,494,260
 Selling, general and
  administrative                     13,142,099    15,810,701      3,744,914
 Costs associated with asset
  impairments                         2,056,025          -              -
                                   ------------  ------------   ------------
   Total operating expenses          23,683,777    25,762,726      7,239,174
                                   ------------  ------------   ------------
Operating loss                      (21,301,758)  (24,892,068)    (7,239,174)

Interest income                         427,657       953,962        293,612
Other income                               -           43,680         14,216
                                   ------------  ------------   ------------
Net loss                           $(20,874,101) $(23,894,426)  $( 6,931,346)
                                   ============  ============   ============
Net loss per common share          $      (2.15) $      (3.07)  $      (1.25)
                                   ============  ============   ============
Weighted average number of shares
 of common stock and common stock
 equivalents outstanding              9,723,801     7,786,426      5,531,941
                                   ============  ============   ============
  The accompanying notes are an integral part of these financial statements.

The Panda Project, Inc.
Statements of Changes in Stockholders  Equity
----------------------------------------------------------------------------------------------
                               Common Stock         Additional                      Total
                           ---------------------     Paid-in       Accumulated   Stockholders'
                             Shares    Par Value     Capital         Deficit    Equity (Deficit)
                           ----------  ---------  -------------  -------------  ---------------
Balance at March 31, 1994   3,157,988  $  31,580  $   1,946,553  $  (2,216,028) $    (237,895)

Issuance of common stock    2,300,000     23,000      9,256,361           -          9,279,361
Issuance of common stock
pursuant to exercise of
outstanding redeemable
warrants to purchase
common stock                1,149,735     11,497      6,828,701           -          6,840,198

Issuance of common stock
upon conversion of
outstanding warrants           59,168        592        224,413           -            225,005

Net loss                         -          -              -        (6,931,346)     (6,931,346)
                           ----------  ---------  -------------  -------------  --------------
Balance at March 31, 1995   6,666,891     66,669     18,256,028     (9,147,374)      9,175,323
                           ----------  ---------  -------------  -------------  --------------

Exercise of warrants           27,917        279        107,222           -            107,501
Exercise of  stock options    788,053      7,881      1,039,201           -          1,047,082
Issuance of common stock    1,197,627     11,976     28,351,385           -         28,363,361
Issuance of options below
fair market value                -          -            68,750           -             68,750

Net loss                         -          -              -       (23,894,426)    (23,894,426)
                           ----------  ---------  -------------  -------------  --------------
Balance at March 31, 1996   8,680,488     86,805     47,822,586    (33,041,800)     14,867,591
                           ----------  ---------  -------------  -------------  --------------

Issuance of common stock    1,087,833     10,878      9,163,252           -          9,174,130
Exercise of stock options     305,487      3,056      1,373,193           -          1,376,249
Exercise of warrants           33,335        333        124,673           -            125,006
Warrants issued for
services received                -          -            39,000           -             39,000
Issuance of common stock in
connection with legal
settlement                     17,500        175        104,825           -            105,000

Net loss                         -          -              -       (20,874,101)    (20,874,101)
                           ----------  ---------  -------------  -------------  --------------
Balance at March 31, 1997  10,124,643  $ 101,247  $  58,627,529  $ (53,915,901) $    4,812,875
                           ==========  =========  =============  =============  ==============

           The accompanying notes are an integral part of these financial statements.

The Panda Project, Inc.
Statements of Cash Flows
For the Years Ended on March 31
--------------------------------------------------------------------------------------
                                              1997            1996            1995
Cash flows from operating activities:
  Net loss                               $(20,874,101)   $(23,894,426)   $ (6,931,346)
Adjustments to reconcile net
 loss to net cash used
 by operating activities:
   Depreciation                             1,595,549         560,717          54,882
   Provision for doubtful accounts            236,303         171,943            -
   Cost associated with asset impairments   2,056,025            -               -
   Other noncash charges                      144,000            -               -
   Stock option compensation                     -             68,750            -
Changes in operating assets
 and liabilities:
   Increase in accounts receivable            (90,021)       (483,318)           -
   Decrease (increase) in
    other receivables                         469,651        (488,556)           -
   Decrease (increase) in prepaid
    expenses and other current assets         147,979          60,981        (226,000)
   Decrease (increase) in inventory           793,713      (1,442,362)       (173,660)
   Decrease (increase) in restricted cash     600,000        (750,000)           -
   Decrease (increase) in other assets         83,300         (98,047)       (114,683)
   (Decrease) increase in accounts
     payable, accrued compensation and
     employee benefits, and other
     current liabilities                   (1,165,645)      2,620,280         331,575
                                         ------------    ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES     (16,003,247)    (23,674,038)     (7,059,232)
                                         ------------    ------------    ------------
Cash flows from investing activities:
   Additions to property and equipment     (2,160,173)     (3,593,664)     (1,263,407)
                                         ------------    ------------    ------------
NET CASH USED BY INVESTING ACTIVITY        (2,160,173)     (3,593,664)     (1,263,407)
                                         ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of stock         11,291,752      30,536,362      18,738,415
   Payment of stock issuance costs           (616,367)     (1,018,420)     (1,789,623)
   Repayments of notes payable                   -               -           (971,500)
                                         ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES  10,675,385      29,517,942      15,977,292
                                         ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                       (7,488,035)      2,250,240       7,654,653

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                  10,731,540       8,481,300         826,647
                                         ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                $  3,243,505    $ 10,731,540    $  8,481,300
                                         ============    ============    ============

Supplemental disclosures of cash flow information:
-------------------------------------------------
Interest paid                            $       -       $      -        $     30,924
                                         ============    ============    ============

        The accompanying notes are an integral part of these financial statements.

Page F-7
The Panda Project, Inc.
Notes to Financial Statements
March 31, 1997
---------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS:

    The Panda Project, Inc. (the "Company") designs, develops, and licenses various products incorporating the Company s proprietary semiconductor packaging and interconnect technology, and designs, develops, manufactures, markets, services and supports powerful, modular, universal platform computers, including servers and workstations. The Company markets its products and services under the Archistrat brand name through value-added resellers and directly to its customers. These customers include corporate, government, and educational institution accounts. Based in Boca Raton, Florida, the Company conducts operations worldwide and has an inactive wholly-owned subsidiary, Archistrat Corporation, a Delaware corporation.

2.  LIQUIDITY AND CAPITAL RESOURCES:

    The Company's capital requirements in connection with its operations and development activities have been and will continue to be significant. During the year ending March 31, 1998, the Company expects to continue development of its Technology Products and transition its current modular workstations and server products into full scale commercialization. In addition, the Company expects to realize royalty revenue during fiscal year 1998 related to its Technology Products from the arrangements announced throughout the year ended March 31, 1997, including, but not limited to, license agreements with LG Cable & Machinery, Ltd., Pantronix Corporation and AMP Inc. The Company also expects to continue to earn revenues during fiscal year 1998 related to its cooperative development agreement entered into with the U.S. Government (see Note 12). Further, the Company anticipates entering into additional licensing agreements during fiscal year 1998 that will generate licensing fees for the Company. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company.

    The Company has been dependent upon the proceeds of sales of its securities to fund its activities since inception. The Company expects that the increased shipments of Archistrat Computers and the related revenue, as well as licensing and royalty revenue, and revenue associated with the cooperative development agreement, noted above will provide additional resources to at least partially fund its activities during fiscal year 1998.

    During fiscal year 1997, the Company successfully implemented a cost reduction plan and was able to significantly decrease the amount of average monthly cash consumption. Cash flows used by operating activities decreased $7.7 million from $23.7 million used during fiscal year 1996 to $16 million used during fiscal year 1997. The Company will continue to focus on cost controls during fiscal year 1998 and will take further cost reduction actions as deemed necessary. However, there can be no assurances that such efforts will be successful or that such plans will result in adequate cost reductions.

    The Company is dependent upon the success of the efforts discussed above to expand its marketing activities in order to obtain additional orders

2.  LIQUIDITY AND CAPITAL RESOURCES: (CONT D)

    for its Archistrat Computers, to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements. The Company may need to seek additional sources of funding during fiscal year 1998 in order to achieve its goals.

    As of March 31, 1997, the Company had working capital of approximately $1.8 million. In addition, during April 1997, the Company issued $4.8 million of 4% convertible subordinated debentures to private investors and received net proceeds of approximately $4.6 million (see Note 16).

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Use of Estimates
    ----------------
    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

    Cash and Cash Equivalents
    -------------------------
    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    Accounts Receivable
    -------------------
    The Company has business activities with large corporate, and government customers as well as a variety of small end-users. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of its customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers financial condition and requires collateral as deemed necessary. There can be no assurance that the credit quality of the customers with which the Company transacts business will be stable or that efforts to diversify receivables will prevent the Company from incurring material losses.

    Inventory
    ---------
    Inventory is stated at the lower of cost using a first-in, first-out basis, or market. Reserves are provided for excess and obsolete inventory.

    Property and Equipment
    ----------------------
    Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Maintenance and repair costs are expensed as incurred.

Page F-9
3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONT D)

    Revenue Recognition
    -------------------
    The Company recognizes revenue from product sales generally at the time of shipment. Licensing fees are recognized as received. Contract research and development revenue are recorded upon the achievement of stated milestones.

    Loss Per Share
    --------------
    Net loss per common share has been computed on the basis of the weighted average number of common shares outstanding during the related period. Common stock equivalents, consisting of stock options and stock warrants, have been excluded from net loss per common share calculations because they are anti-dilutive in all periods presented.

    Income Taxes
    ------------
    The Company has adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 is an asset and liability approach that requires the recognition of deferred liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under FAS 109, the tax effects of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded based upon differences between the carrying amounts and the tax bases of other assets and liabilities.

    Long-Lived Assets
    -----------------
    Effective April 1, 1996, the Company has adopted Financial Accounting Standard No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable such that assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

    Stock-Based Compensation
    ------------------------
    Effective April 1, 1996, the Company has adopted the disclosure provisions of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of operating results and related per share data as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

    Reclassification
    ----------------
    Certain reclassifications have been made to the accompanying fiscal 1996 financial statements to conform to the fiscal 1997 presentation.

Page F-10
4.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amount of cash, accounts receivable, accounts payable, and accrued compensation and employee benefits approximates fair value due to the relatively short-term maturity of these instruments.

5.  RESTRICTED CASH:

    Restricted cash at March 31, 1996 represented a certificate of deposit which had been pledged as collateral for a standby letter of credit issued by the Company used as security for payment for orders placed by the Company and for performance under a manufacturing agreement. The standby letter of credit expired December 31, 1996. Restricted cash as of March 31, 1997 consists of cash in a restricted account to serve as collateral for an automated clearing house agreement with the Company s bank.

6.  INVENTORY:

    Inventory, net of allowances for slow-moving and obsolete items, at March 31 consists of the following:
                                              1997         1996

            Raw Materials                $   434,569   $   937,388
            Work in Process                   43,341       225,872
            Finished Goods                   344,399       452,762
                                         -----------   -----------
                                         $   822,309   $ 1,616,022
                                         ===========   ===========

    Inventory reserves totaled $250,000 and $128,000 at March 31, 1997 and 1996, respectively. Given the rapid pace of technological development in the computer industry, these inventories are at risk of becoming technologically obsolete.

7.  PROPERTY AND EQUIPMENT:

    Property and equipment at March 31 consists of the following:

                                      Estimated
                                        Useful
                                        Lives        1997        1996

    Office furniture and equipment   3-10 years   $ 3,149,374  $ 3,135,605
    Machinery and equipment          3-5 years        850,945    1,253,562
    Trade show booth and exhibit      5 years         407,575      383,027
    Motor vehicles                    5 years          54,402       54,402
    Leasehold improvement             5 years         501,463         -
    Construction in progress                             -         139,345
    Less:  Accumulated depreciation                (2,139,961)    (650,742)
                                                  -----------  -----------
     Total property and equipment, net            $ 2,823,798  $ 4,315,199
                                                  ===========  ===========

Depreciation expense for the years ended March 31, 1997, 1996 and 1995 totaled $1,595,549, $560,717 and $54,882, respectively.

Page F-11
7.  PROPERTY AND EQUIPMENT: (CONT D)

    During the year ended March 31, 1997, the Company determined that, due to various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company s products), certain long-lived assets were impaired. As a result, the Company recorded charges totaling approximately $2,056,000. Of this total, approximately $1,040,000 relates to computer equipment and software, approximately $467,000 relates to demonstration and promotional equipment and approximately $520,000 relates to production equipment and tooling. The Company determined the amount of the asset impairment charge using various valuation techniques.

8.  OTHER CURRENT LIABILITIES:

    The components of other current liabilities as of March 31 are as follows:


                                      1997           1996

       Provision for warranties   $   200,000    $   158,852
       Accrual for lease costs        323,448           -
       Other                        1,087,675        360,400
                                  -----------    -----------
                                  $ 1,611,123    $   519,252
                                  ===========    ===========
9.  COMMON STOCK:

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

    In December 1994, the Company exercised its right to call for redemption its publicly issued outstanding redeemable common stock purchase warrants. Each warrant entitled the holder to purchase one share of the Company s common stock at an exercise price of $6.00 per share and remained exercisable until January 31, 1995. Any warrants which were not exercised on or prior to January 31, 1995 were redeemed by the Company at a price of $.10 per warrant. As of March 31, 1995, 1,149,735 redeemable common stock warrants were exercised to purchase shares of the Company s common stock. The remaining 265 redeemable common stock warrants were redeemed for an aggregate of $26.50. Total proceeds received from the exercise of redeemable common stock warrants, net of $58,212 of issuance costs, amounted to $6,840,198.

    In July 1995, the Company consummated a private placement to accredited investors of 399,209 units at a purchase price of $73.60 per unit. Each unit consisted of three shares of common stock and one warrant to purchase one share of common stock at an exercise price of $40.00 per share, exercisable beginning in July 1996 and expiring in July 2001, resulting in the issuance by the Company of an aggregate of 1,197,627 shares and 399,209 warrants. The Company received proceeds of approximately $28.4 million from the private placement, net of expenses of $1,018,420.

    In July 1996, the Company completed the sale of 1,087,833 shares of its

Page F-12
9.  COMMON STOCK: (CONT D)

    common stock in a private placement to accredited investors. The Company received proceeds of approximately $9.2 million, net of expenses of approximately $600,000. In addition to the shares of common stock purchased by each investor in the placement, such investor received a warrant to purchase an equal number of shares of common stock at an exercise price of $11 per share. The warrants expire in July 2001 and are callable by the Company when the Company s common stock trades at a price of $26 or more for thirty consecutive trading days.

    At the Company s annual meeting of shareholders held in August 1996, the shareholders approved an increase in the number of authorized shares of common stock from 20 million shares to 50 million shares.

10. STOCK OPTIONS PLANS:

    The Company maintains three stock option plans as follows: 1993 Performance Incentive Plan ( 1993 Plan ), Non-Employee Director Stock Option Plan ("Director Plan"), and the 1995 Employee Stock Incentive Plan ("1995 Plan"). Under the 1993 Plan and the 1995 Plan both incentive options and nonqualified options may be granted. In addition, stock appreciation rights and restricted stock may also be granted under the plans; however, no stock appreciation rights or restricted stock have been granted to date.

    The exercise price for incentive options under the 1993 Plan, the 1995 Plan and nonqualified options under the Director Plan is the fair market value of the Company s common stock as of the date of grant. Each stock option expires no more than ten years from the grant date under the 1993 Plan and the 1995 Plan, and no more than five years under the Director Plan. Options granted pursuant to the 1993 Plan cannot be exercised prior to the expiration of six months from the date of grant while vesting of options granted under the 1995 Plan is determined at the discretion of the
    Company s Stock Option Committee.   Options granted under the Director
    Plan vest 25% annually beginning on the first anniversary of the grant date.

    The maximum number of shares of common stock with respect to which options may be granted under the 1993 Plan is 5% of the outstanding shares, not to exceed 1,000,000 shares. Under the 1995 Plan and the Director Plan, options to purchase up to 500,000 and 50,000 shares may be granted, respectively. As of March 31, 1997, there were 149,357, 251,125 and 34,000 shares available for grant under the 1993 Plan, the 1995 Plan and the Director Plan, respectively.

    Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 1997 and 1996, respectively: risk-free interest rates of 6.3% and 5.9%; dividend yields of 0% in both years; volatility factors of the expected market price of the Company s common stock of 98% in both years; and a weighted-average expected life of the option of 4 years and 1.9 years.

Page F-13
10. STOCK OPTIONS PLANS: (CONT D)

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company s pro forma information for the years ended March 31 is as follows:

                                                1997             1996

      Pro forma net loss                   ($21,315,572)    ($24,043,171)
      Pro forma loss per share                   ($2.19)          ($3.09)

Page F-14
10. STOCK OPTIONS PLANS: (CONT D)

    A summary of the Company s stock option activity and related information for the three years ended March 31, 1997 follows:

                               1997                      1996           1995
                   --------------------------- ----------------------- -------
                              Weighted-Average        Weighted-Average
                     Shares    Exercise Price  Shares  Exercise Price   Shares
                   -----------------------------------------------------------
    Outstanding,
    beginning of
    year            906,338        $17.66    1,387,660    $ 3.40       971,660

    Granted         522,500          6.62      411,641     31.66       416,000
    Exercised      (305,487)         4.47     (788,053)     1.33           -
    Forfeited      (536,451)        23.22     (104,910)    10.99           -
                   --------        ------    ---------    ------     ---------
    Outstanding,
    end of year     586,900        $ 8.83      906,338    $17.66     1,387,660
                   ========                  =========               =========
    Exercisable
    at end of year  145,650
                   ========

    The following tables summarize information about outstanding stock options as of March 31, 1997:

    OUTSTANDING OPTIONS

                          Number        Weighted Average
                       Outstanding at       Remaining      Weighted Average
    Exercise Prices    March 31, 1997   Contractual Life    Exercise Price
    ------------------------------------------------------------------------

    $4.75 - $6.00         258,250          8.7 Years           $  5.03
    $7.38 - $11.13        256,650          9.3 Years           $  7.96
    $12.50 - $14.25        23,125          5.4 Years           $ 13.46
    $19.75 - $29.13        31,625          5.7 Years           $ 26.15
    $36.50 - $44.25        17,250          7.4 Years           $ 40.75
                          -------
                          586,900          8.6 Years           $  8.83
                          =======

    OPTIONS EXERCISABLE

                                    Number
                                Exercisable at          Weighted Average
      Exercise Prices           March 31, 1997           Exercise Price
    ------------------------------------------------------------------------
      $5.00 - $6.00                 45,000                  $   5.22
      $7.88 - $11.13                52,150                  $   8.08
      $12.50 - $14.25               15,625                  $  13.52
      $19.75 - $29.13               23,000                  $  25.66
      $36.50 - $44.25                9,875                  $  40.64
                                  --------
                                   145,650
                                  ========

Page F-15
10. STOCK OPTIONS PLANS: (CONT D)

    In February 1996, an employee was granted stock options pursuant to the 1993 Plan at an exercise price below the fair market value at the date of grant. Compensation expense associated with this grant in the amount of $68,750 was recorded.

    In September 1996, the Company entered into an agreement with a consulting firm, which will serve as an investor relations counsel to the Company. The agreement provides for a minimum monthly fee of $3,500 plus payment of expenses for the term of one year. In connection with this agreement, the Company granted the principal of the consulting firm, a warrant to purchase 400,000 shares of the Company s common stock at an exercise price of $8.00 per share. The warrant has a term of 10 years and is exercisable
    (i) as to 100,000 shares at any time during the term of the warrant, and
    (ii) as to the remaining shares, upon attainment of certain milestones specified in the warrant, none of which have been achieved.

    As required by FAS 123, the issuance of these warrants has been accounted for based on the fair market value of the services to be received over the term of the agreement. The Company has determined the value of these services to be $78,000 which is being expensed over the term of the agreement.

11. EMPLOYEE SAVINGS PLAN:

    During the year ended March 31, 1997, the Company established a defined contribution retirement plan ("Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligibility for participation commences six months from the date of hire. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Through September 30, 1996, the Company matched 75% of employee contributions, up to a maximum of 6% of the employee s earnings. Contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over five years. The Company s matching contributions to the Savings Plan amounted to approximately $73,000 and $127,000 for the years ended March 31, 1997 and 1996, respectively. The employer matching contribution was discontinued as of October 1, 1996.

12. REVENUE:

    In October 1996, the Company and Stanford W. Crane, Jr., the Company s Chief Executive Officer and founder, entered into a licensing agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a license, for a term of ten years or until the expiration of the last to expire of the patents covered by the agreement, whichever is later, with respect to the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. In connection with this agreement, the Company s portion of the license fee ($500,000) was immediately vested upon signing the agreement and is payable as follows:
    $100,000 within 15 days after execution of the agreement and $100,000 on each of the first four anniversaries of the agreement. Licensing fee revenue of $100,000 was recorded during the year ended March 31, 1997 representing the first payment received. The remaining $400,000 will be recognized as payments are received. In addition, the Company is entitled

Page F-16
12. REVENUE: (CONT D)
    to receive royalties on sales of the Compass Connector products by LG or its affiliates.

    In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company s VSPA electronic package whereby the government will contribute approximately $1.8 million to the project over a period of 12 months. The agreement requires the Company to match the $1.8 million with $2.2 million of development costs associated with the project. Failure of either party to provide its respective total contribution may result in a proportion reduction in funding for the other party.

    Revenue is recognized over the term of the cooperative development agreement based on the achievement of stated milestones. For the year ended March 31, 1997, the Company recognized revenue related to the agreement of approximately $684,000. Costs from the commencement of the agreement, amounted to approximately $1.2 million. In addition, during February 1997, the Company entered into a one year contract for $300,000 with a research institution to perform certain tasks under the cooperative development agreement. Costs associated with the cooperative agreement have not been separately disclosed on the face of the Statement of Operations as such costs would have been incurred by the Company regardless of the agreement. Of the $1.2 million of costs incurred through March 31, 1997, approximately $610,000 are reflected in research and development and the balance is included in selling, general and administrative expenses in the Statement of Operations.

    During the year ended March 31, 1997, the Company sold certain products to a software developer in a noncash exchange for certain licenses to use the developer s software for internal purposes valued at approximately $326,000 (recorded in property and equipment); consulting and training services valued at $100,000 (recorded in research and development expenses); and services associated with the certification of the Company s 4s server to use the software developer s CAD program and porting the software onto the 4s product. These services were valued at approximately $570,000 and are reflected equally between research and development expense and selling, general and administrative expenses. Revenues of approximately $923,000 were recorded during the year ended March 31, 1997 as a result of this transaction.

    Sales of computer systems for the year ended March 31, 1996 include sales to two customers which represented 26% and 13% of total revenues. U.S. export sales of computer systems to a Brazilian reseller represented an additional 23% of total revenues for the year ended March 31, 1996.

Page F-17
13. RELATED PARTY TRANSACTIONS:

    In January 1995, one of the Company s directors was paid $75,000 as consideration for management and consulting services rendered and to be rendered from January 1995 through December 1995, due to the director s increased involvement with the Company. In May 1996, the director was paid an additional $175,000 for consulting services rendered.

    In January 1996, Mr. Crane entered into a license agreement ( the Crane/Panda License ) with the Company with respect to the Compass Connector which supersedes the prior agreements between Mr. Crane and the Company with respect thereto. Pursuant to the Crane/Panda License, the Company continues to have the right, on a nonexclusive and royalty-free basis, to use and/or sell the Compass Connector as a component in its computers or other higher level assemblies or systems. The Company may also sublicense the Compass Connector technology as part of a license of the Company s proprietary technology provided that any royalty attributable to such sublicense is to be shared equally by the Company and Mr. Crane.

    In addition, Mr. Crane has granted the Company a nonexclusive license to sell, lease, or transfer the Compass Connector as loose or discrete components for specified royalties based on net sales of the Compass Connectors, commencing when the accumulated net sales of the Compass Connectors reaches $100,000 (the Royalty Date ). For the five year period following the Royalty Date, the Company is obligated to pay to Mr. Crane royalties equal to 5% of the net sales price of such Compass Connectors, including any such Compass Connectors sold prior to the Royalty Date. The royalty decreases to 2.5% after five years and 2.0% after ten years. The royalty decreases to 1.0% for any period during which no valid patent exists anywhere with respect to the Compass Connector. The royalty is also subject to reduction if Mr. Crane grants a third party a license with respect to Compass Connectors as loose or discrete components at a lower royalty than that charged to the Company. To date, Mr. Crane has received no royalties pursuant to the Crane/Panda License.

Page F-18
14. INCOME TAXES:

    The deferred tax assets (liability) are comprised of the following as of March 31, 1997 and 1996:
                                                  1997             1996
   Deferred tax assets:
     Net operating loss                      $   24,498,000   $   12,350,000
     Research and development credits               753,000          534,000
     Write down of property and equipment           794,000             -
     Inventory reserve                              328,000           50,000
     Other                                          346,000          180,000
                                             --------------   --------------
       Gross deferred tax asset                  26,719,000       13,114,000

       Deferred tax asset valuation allowance   (26,386,000)     (12,849,000)
                                             --------------   --------------
       Net deferred tax asset                $      333,000   $      265,000
                                             ==============   ==============
   Deferred tax liability:
     Property and equipment                        (312,000)        (265,000)
     Other                                          (21,000)            -
                                             --------------   --------------

        Deferred tax liability               $     (333,000)  $     (265,000)
                                             ==============   ==============
        Net deferred taxes                   $         -      $         -
                                             ==============   ==============

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


    At March 31, 1997, the Company has available approximately $63.5 million in net operating loss ("NOL") carryforwards available to offset future taxable income, if any, for federal and state income tax purposes. This includes approximately $13.9 million of tax deductions associated with the exercise of certain non-qualified stock options by employees of the Company. Additional paid-in capital will be credited upon realization of these stock option tax deductions. If unutilized, these NOL carryforwards will expire at various times beginning in the year 2009.

    At March 31, 1997, unused credit carryforwards for increasing research activities of approximately $753,000 are also available. The credit carryovers will expire at various times beginning in the year 2010.

    Due to the change of control effected by the initial public offering of the Company s stock on May 24, 1994, as well as subsequent stock offerings, the amount of future taxable income that can be offset by the Company s net operating losses incurred prior to the dates of the stock offerings, as well as the amount of tax liability that can be offset by research and development credit, may be limited.

Page F-19
15. COMMITMENTS AND CONTINGENCIES:

    Employment Agreements
    ---------------------
    Under the terms of an employment agreement with Mr. Crane entered into in November 1993, he serves as the Senior Vice President, Product Design and Development, and at the discretion of the Board of Directors, as the Chairman of the Board and the Company's President and Chief Executive Officer. Mr. Crane's agreement has a base annual salary with salary increases and bonuses available to him based on the attainment of certain revenue levels by the Company, which have not been achieved. The term of the agreement extends to January 1999. In December 1994, pursuant to his employment agreement, Mr. Crane received a bonus of $25,000 related to the completion of a prototype of the Archistrat 4 Computer and its installation in two beta test sites.

    Mr. Crane s employment is terminable at will by Mr. Crane upon six months prior notice and is terminable by the Company for cause at any time or in the event that Mr. Crane becomes disabled and, as a result, is unable to perform his obligations under the agreement for three consecutive months. In the event that the agreement is terminated other than as a result of Mr. Crane s death or disability or for cause, Mr. Crane will be entitled to receive an amount equal to the greater of $150,000 or his annual compensation for the preceding calendar year. In addition, Mr. Crane has agreed not to compete with the Company for a period of two years after the termination of his employment provided he receives payments during that period equal to twice the greater of $150,000 or his salary at the time of such termination, calculated on an annualized basis.

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

    In January 1996, the Company entered into a two-year employment agreement with an individual who serves as an executive of the Company. In addition to a base salary, the agreement provides a bonus attainable based on achieving periodic performance objectives. The agreement also provided for the granting of 20,000 stock options to the executive on the first anniversary of employment.

Page F-20
15. COMMITMENTS AND CONTINGENCIES: (CONT D)

    Operating Leases
    ----------------
    The Company leases various facilities and equipment under noncancelable operating lease arrangements which expire at various dates through year 2001. Rent expense under all operating leases was approximately $1,035,000, $383,000 and $167,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

    Minimum future rental payments under non-cancelable operating leases with remaining lease terms in excess of one year are as follows:


                      March 31,
                        1998                 $   437,983
                        1999                     460,168
                        2000                     451,106
                        2001                     418,000
                                             -----------
                  Total minimum future
                  rental payments            $ 1,767,257
                                             ===========


    During the year ended March 31, 1997, the Company entered into certain agreements with its landlord related to its primary facility whereby the Company was released from portions of the leased space. As consideration for the release, the Company agreed to make certain lump-sum payments to the landlord and agreed to make additional payments for the unused space. As a result, a charge of approximately $480,000 was recognized and is included under the caption, Selling, general and administrative expenses in the Statement of Operations for the year ended March 31, 1997.

    Contingencies
    -------------
    The agreement between the Company and a third-party for the manufacture and assembly of the Company s computer systems expired in September 1996. The contract manufacturer has asserted that the Company is liable for certain inventory allegedly purchased on behalf of the Company. The
    Company does not agree with this allegation.   While it is not possible to
    determine the ultimate outcome of this matter, it is the opinion of management that its resolution will not have a material adverse effect on the Company s financial position.

    Litigation
    ----------
    During February 1997, the Company settled a lawsuit filed by an entity that was engaged to act as the Company s financing agent in its capital raising efforts during 1993 and 1994. In conjunction with the settlement, the Company made a cash payment of $40,000 and issued 17,500 shares of its common stock. The settlement agreement requires the Company to file a registration statement with the Securities and Exchange Commission for the common shares issued and the Company has done so. As a result of this transaction, a charge of $145,000 is reflected under the caption Selling, general and administrative expenses in the accompanying Statement of Operation for the year ended March 31, 1997.

Page F-21
15. COMMITMENTS AND CONTINGENCIES: (CONT D)

    There are various legal proceedings and claims pending against the Company, including disputes with former employees and a former director. While it is not possible to determine the ultimate outcome of these matters, it is the opinion of management, based on advice from counsel, that the resolution of such matters will not have an aggregate material adverse effect on the Company s financial position.

16. SUBSEQUENT EVENTS:

    Subordinated Convertible Debentures
    -----------------------------------
    During April 1997, the Company completed a private placement of $4.8 million of 4% subordinated convertible debentures. The debentures are due two years from the date of issuance and are convertible into shares of common stock at the lower of $5.625 per share or 82% of the average closing bid price of the Company s common stock for the five consecutive trading days immediately preceding the date of conversion. Holders may convert up to 50% of the principal amount of their holdings after May 29, 1997 and up to 100% after June 13, 1997. Through June 23, 1997, $2,520,000 of such debentures had been converted into an aggregate of 975,453 shares of the Company s common stock. The debentures are subject to redemption by the Company at 122% of face value plus accrued interest.

    In connection with the transaction, the Company paid placement fees of $384,000 of which $192,000 was paid in cash and the balance by issuance of 30,918 shares ( Placement Shares ) of the Company s common stock. In addition to the placement fees, the Company issued warrants to two parties to purchase 70,096 shares of the Company s common stock. Warrants to purchase 42,667 shares and 27,429 shares are exercisable through April 2002 at an exercise price of $6.75 and $7.00 per share, respectively. In addition, the Company has agreed to file and has filed a registration statement with the Securities and Exchange Commission to effect the registration of the Placement Shares. The Company has also agreed to effect the registration of the shares issuable upon conversion of the debentures in the event of certain amendments to certain securities regulations and has granted certain piggyback registration rights to the holders of the warrants.

    Consulting Agreement
    --------------------
    During May 1997, the Company entered into a three year consulting agreement with a third-party to manage its information systems and computer network applications. In consideration of the services to be provided by the consultant, the Company agreed to pay monthly fees calculated at the rate of $180,000 per annum during fiscal year 1998, and increasing to $200,000 and $220,000 in fiscal years 1999 and 2000, respectively. The Company may terminate this agreement as of January 1, 1998 without any penalty.

Page F-22

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
                           STATEMENT SCHEDULE




To the Board of Directors
of The Panda Project, Inc.

     Our audits of the financial statements referred to in our report dated May 22, 1997, except as to Note 16 which is as of June 23, 1997, appearing in this Form 10-K of The Panda Project, Inc. also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP


Fort Lauderdale, Florida
May 22, 1997

Page F-23

THE PANDA PROJECT, INC.

Schedule II - Valuation and Qualifying Accounts

   Column A         Column B        Column C          Column D    Column E

                                    Additions
                               ---------------------
                    Balance at Charged to  Charged               Balance at
                    Beginning   Costs and  to Other                End of
  Description       of Period   Expenses   Accounts   Deductions   Period
-----------------------------------------------------------------------------
YEAR ENDED
MARCH 31, 1995:

Deferred Tax Asset
Valuation Allowance $   330,000 $ 3,400,716 $    -    $    -     $ 3,730,716

YEAR ENDED
MARCH 31, 1996:

Allowance for
Doubtful Accounts          -        171,943      -         -         171,943

Inventory
Obsolescence Reserve       -        128,412      -         -         128,412

Deferred Tax
Asset Valuation
Allowance             3,730,716   9,118,284      -         -      12,849,000

YEAR ENDED
MARCH 31, 1997:

Allowance for
Doubtful Accounts       171,943     236,303      -     (297,284)(1)  110,962

Inventory
Obsolescence
Reserve                 128,412   1,030,335      -     (908,747)(2)  250,000

Deferred Tax
Asset Valuation
Allowance           $12,849,000 $13,537,000      -         -     $26,386,000

(1) - Write off of bad debts.
(2) - Primarily relates to the revaluation of specific inventory items to net realizable value.


                             *     *     *     *

Page 33
                         FOURTH LEASE AMENDMENT               EXHIBIT 10.5(e)


THIS FOURTH LEASE AMENDMENT (this Amendment ), is made as of the 27 day of November, 1996 between FAIRFAX BOCA 92, L.P., a Georgia limited partnership ( Landlord ), and THE PANDA PROJECT, INC., a Florida corporation ( Tenant );

                        W I T N E S S E T H;  That;
                        -------------------   ----

     WHEREAS, Landlord and Tenant have entered into that certain Lease Agreement (the Lease ), dated October 24, 1996, whereby Tenant leased from Landlord certain premises located in Boca Raton, Florida (the Premises ):

     WHEREAS, Landlord and Tenant desire to amend the Lease in certain particulars.

     NOW, THEREFORE, for and in consideration of the mutual covenants contained herein, the above premises, the sum of TEN AND NO/100 DOLLARS ($10.00), and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto, intending to be legally bound, do hereby agree as follows:

1. Definition.   Terms not otherwise defined herein and which are defined in the Lease shall have the meanings given them therein.

2. Lease amendments.   The Lease is hereby amended as follows:

   2.1 Effective as of November 27, 1996, the Premises shall be reduced by removing from the definition of the Premises and the terms and conditions of the Lease, the portion of the Premises located on the second floor of Pod D composed of approximately 27,500 rentable square feet and more particularly described on Exhibit A attached hereto and incorporated herein by this reference. From and after such date, the "Premises" shall mean and refer to approximately 42,500 rentable square feet: 27,500 rentable square feet of which is located on the second floor of Pod E and 15,000 rentable square feet of which is located on the first floor of Pod E and more particularly described on Exhibit B attached hereto and incorporated herein by this reference.

   2.2  Notwithstanding the reduction of the Premises as set forth in Section
   2.1 above or anything to the contrary contained in the Lease, neither the Base Rent nor the Additional Rent for the Premises shall be reduced until July 1, 1997 and Tenant shall pay Base Rent and Additional Rent (under
   Section 4 of the Lease) as follows:

               Month     Base Rent   Additional Rent
             --------    ---------   ---------------
             December     $23,450       $37,916.67
             January      $23,450       $37,916.67
             February     $23,450       $37,916.67
             March        $23,450       $37,916.67
             April        $42,175       $37,916.67
             May          $42,175       $37,916.67
             June         $42,175       $37,916.67

On July 1, 1997, the Base Rent and the Additional Rent shall be adjusted to reflect the reduction of the square footage of the Premises to $42,500 rentable square feet. Prior to such date Base Rent and Additional Rent

(under Section 4 of the Lease) shall continue to be due and payable from Tenant as set forth above as if the square footage of the Premises had not been reduced.

   2.3 In consideration for Landlord reducing the square footage of the Premises as set forth above. Tenant hereby agrees to pay to Landlord the sum of One Hundred Thirty-One Thousand and No/100 Dollars ($131,000.00) on or before November 30, 1996 (the Termination Payment ). In the event such Termination Payment is not made on or before November 30, 1996, the rent adjustment set forth in Section 2.2 above shall not be made.

3. Ratification.   Except as expressly attended hereby, the terms and
   conditions of the Lease are hereby ratified and the Lease remains in full force and effect.

4. Binding Effect.   This Amendment shall be binding upon and shall inure to
   the benefit of the parties hereto, their respective heirs, successors, legal representative and assigns.

5. Counterparts.   This Amendment may be executed in any number of
   counterparts, each of which shall constitute an original and all of which taken together shall constitute one and the same agreement.

6. Governing Law.   This Amendment shall be construed under and governed by
   the laws of the State of Florida.

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Amendment as of the day and year first above written.

                        LANDLORD:
                        --------


                        FAIRFAX BOCA  92,  L.P., a Georgia limited partnership

                        By:   FAIRFAX PROPERTIES, INC.
                        Its:  General Partner

                        By:
                              --------------------------------
                        Its:

                        TENANT:
                        ------

                        THE PANDA PROJECT, INC.

                        By:
                              --------------------------------
                        Its:

                                    (CORPORATE SEAL)

Page 35                                                        EXHIBIT 10.5(f)
                            FIFTH LEASE AMENDMENT

     THIS FIFTH LEASE AMENDMENT (this Amendment ), is made as of the 13th day of March 1997 between FAIRFAX BOCA 92, L.P., a Georgia limited partnership
( Landlord ), and THE PANDA PROJECT, INC., a Florida corporation ( Tenant );

                          W I T N E S S E T H: That;
                          -------------------  ----

     WHEREAS, Landlord and Tenant have entered into that certain Lease Agreement (the Lease ), dated October 24, 1995, whereby Tenant leased from Landlord certain premises located in Boca Raton, Florida (the Premises );

     WHEREAS, Landlord and Tenant desire to amend the Lease in certain particulars.

     NOW, THEREFORE, for and in consideration of the mutual covenants contained herein, the above premises, the sum of TEN AND NO/100 DOLLARS ($10.00), and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.  Definitions.   Terms not otherwise defined herein and which are defined in the Lease shall have the meanings given them therein.

2.  Lease Amendments.   The Lease is hereby amended as follows:

    2.1 Effective as of March 13, 1997, the Premises shall be reduced by removing from the definition of the Premises and the terms and conditions of the Lease, the portion of the Premises located on the first floor of Pod E composed of approximately 15,000 rentable square feet and more particularly described on Exhibit A attached hereto and incorporated herein by this reference. From and after such date, the Premises shall mean and refer to approximately 27,500 rentable square feet which is located on the second floor of Pod E and more particularly described on Exhibit B attached hereto and incorporated herein by this reference.

    2.2   Notwithstanding the reduction of the Premises as set forth in
Section 2.1 above or anything to the contrary contained in the Lease, neither the Base Rent nor the Additional Rent for the Premises shall be reduced until April 15, 1997 and Tenant shall pay Base Rent and Additional Rent (under
Section 4 of the Lease) as follows:

          Month                       Base Rent     *Additional Rent
          -----                       ---------     ----------------
        March 1997                   $23,450.00        $37,916.67
        April 1997                   $39,463.75        $35,479.17
        May 1997 - June 1997         $36,752.50        $33,041.67
        July 1997 - September 1997   $20,183.75        $18,145.83
        October 1997 - March 1998    $18,376.25        $16,520.83

        * Additional rent subject to change based on actual annual operating expenses.

On April 1, 1998, the Base Rent and the Additional Rent shall be adjusted to reflect the reduction of the square footage of the Premises to 27,500 rentable square feet. Prior to such date Base Rent and Additional Rent (under Section 4 of the Lease) shall continue to be due and payable from Tenant as set forth above as if the square footage of the Premises had not been reduced.

     2.3 In consideration for Landlord reducing the square footage of the Premises as set forth above, Tenant hereby agrees to pay to Landlord the sum of Seventy Five Thousand and No/100 Dollars ($75,000.00) (the Termination Payment ) based on the following schedule:

                  $45,000.00 on or before March 21, 1997
                  $15,000.00 on or before October 1, 1997
                  $15,000.00 on or before April 1, 1998

In the event such Termination Payment is not made in accordance with the above schedule, the rent adjustment set forth in Section 2.2 above shall not be made.

3.  Ratification.   Except as expressly amended hereby, the terms and
conditions of the Lease are hereby ratified and the Lease remains in full force and effect.

4.  Binding Effect.   This Amendment shall be binding upon and shall inure to
the benefit of the parties hereto, their respective heirs, successors, legal representatives and assigns.

5.  Counterparts.   This Amendment may be executed in any number of
counterparts, each of which shall constitute an original and all of which taken together shall constitute one and the same agreement.

6.  Governing Law.   This Amendment shall be construed under and governed by
the laws of the State of Florida.

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Amendment as of the day and year first above written.

                                    LANDLORD:
                                    FAIRFAX BOCA 92, L.P., a Georgia limited partnership

                                    By:   Fairfax Properties, Inc.
                                    Its:  General Partner

                                    By:
                                            ----------------------------
                                    Its:
                                            ----------------------------

                                    TENANT:
                                    THE PANDA PROJECT, INC.

                                    By:
                                            ----------------------------

                                    Its:
                                            ----------------------------

                                    [CORPORATE SEAL]

Page 37
                                                               EXHIBIT 10.15

  CONFIDENTIAL MATERIALS OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND
           EXCHANGE COMMISSION ASTERISKS DENOTE SUCH OMISSIONS AGREEMENT


Agreement made this 25th day of March, 1996, by and among Parametric Technology Corporation, a Massachusetts corporation with its principal place of business at 128 Technology Drive, Waltham, Massachusetts 02154 ("PTC"), and Panda Project, a Florida corporation with its principal place of business at 5201 Congress Avenue, Boca Raton, Florida 33487-3630 ("PANDA").

WHEREAS, PTC owns a proprietary software package Pro/ENGINEER which currently operates on a variety of industry standard workstations ("PTC Software").

WHEREAS, PANDA markets a line of workstations more specifically detailed in Schedule A attached hereto and the system software to support these workstations ("Computer Products").

WHEREAS, PANDA desires to have PTC Software operate on its Computer Products in a manner substantially similar to the manner in which PTC Software operates on other workstations.

WHEREAS, PTC is willing to port PTC Software to the Computer Products.

NOW THEREFORE, in consideration of the mutual covenants and By agreement contained herein, PTC and PANDA agree as follows:

1.  Definitions.   As used in this Agreement, the following terms shall have
the following meanings:

    (a) "Party" means PTC, or PANDA; "Parties" means PTC, and PANDA.

    (b)  PTC Software" means Pro/ENGINEER and its options.

    (c)  (Intentionally left blank)

    (d) "Proprietary Information" means (i) all information delivered in writing and designated as "proprietary," "confidential," "secret" or with similar key words, or, if disclosed other than in writing, information as to which the person to whom such information is disclosed, prior to or essentially concurrent with such disclosure, is made aware that Proprietary Information may be or is being disclosed, and (ii) all manuals, documentation, codes, customer lists, copyrighted or patented materials, discoveries, inventions, technical or business information, manufacturing techniques and software. Information will not be deemed Proprietary Information if:
         (A) it is previously well known and in the public domain through no fault of the receiving person; (B) it was previously received by the receiving person from a third person under circumstances permitting its disclosure to the receiving person; (C) it was previously and independently developed by the receiving person as shown by documentation sufficient to establish the fact of its previous and independent development; or (D) it becomes known to the receiving person from a source other than PTC and without breach of this Agreement by the receiving person and without breach of a similar agreement by the outside source as shown by documentation sufficient to establish the outside source of the information.

  CONFIDENTIAL MATERIALS OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND
           EXCHANGE COMMISSION ASTERISKS DENOTE SUCH OMISSIONS AGREEMENT

    (e) "Computer Products" means workstations marketed by PANDA including the Computer Products described in Schedule A hereto.

    (f) "Distributors" means third party companies which have been or may be appointed by PTC to market, sell and support the products as defined herein.

2.  The Project.

    (a) Subject to the terms and conditions in the Agreement, PANDA agrees, within thirty (30) days of signing this Agreement, to supply PTC with two Computer Products with mutually agreed configurations and related software as set forth in Schedule A, on an indefinite loan basis. PANDA agrees to maintain such loaned hardware and software at PTC's office at PANDA's expense. PANDA further agrees to correct any hardware breakdowns within 7 days of being notified of such breakdown. The loan will remain in effect for as long as PTC has support obligations to PTC customers who are running PTC Software on the Computer Products.

    (b)  Upon execution of this Agreement by the parties:

         (i) PTC shall perform an evaluation of the loaned hardware and software for a period of up to 30 days to determine its suitability for porting Pro/ENGINEER.

         (ii) PANDA agrees to issue a noncancelable purchase order to PTC for fifty-two (52) Pro/ENGINEER Advanced Designer Package II seats as described in Schedule B ("Software"), which represents ***** ************************************************. The Software
              order will be in accordance with the following schedule:

              Immediate shipment of thirty two (32) seats of Software and/or modules as further defined in the attached PTC Product Schedule, on or before March 28, 1996. In connection with this shipment and on or before September 1, 1996, PANDA may order up to fifty thousand dollars ($50,000) in training and/or consulting services from PTC at PTC's then current applicable list price and subject to PTC's terms and conditions for such services; PANDA will pay all reasonable travel and living expenses PTC incurs in performance of such services. Payment for services is due at the time the services are performed and, if payment is to be satisfied by barter, PANDA must purchase such services in increments equivalent to the value of each Computer Product to be bartered for the services. The dollar amount of services ordered and paid for will be credited to the amount due for this shipment as set forth below. If PANDA orders in excess of fifty thousand dollars ($50,000) in services during this period, it agrees to pay the excess in cash.

              Shipment of twenty (20) seats of Software on or before September 28, 1997. In connection with this shipment and on or before September 1, 1997, PANDA may order up to fifty thousand dollars ($50,000) in training and/or consulting services from

  CONFIDENTIAL MATERIALS OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND
           EXCHANGE COMMISSION ASTERISKS DENOTE SUCH OMISSIONS AGREEMENT


              PTC at PTC's then current applicable list price and subject to PTC's terms and conditions for such services; PANDA will pay all reasonable travel and living expenses PTC incurs in performance of such services. Payment for services is due at the time the services are performed and, if payment is to be satisfied by barter, PANDA must purchase such services in increments equivalent to the value of each Computer Product to be bartered for the services. The dollar amount of services ordered and paid for will be credited to the amount due for this shipment as set forth below. If PANDA orders in excess of fifty thousand dollars ($50,000) in during this period, it agrees to pay the excess in cash.


              Payment for the Software license fees shall be made as follows:

              -  First Shipment:  *****************************************
                 due on or before June 28, 1996 and ***********************
                 *********** due on or before September 28, 1996;

              -  Second Shipment:  ****************************************
                 due on or before September 28, 1997.

         At PANDA's option each such payment may be satisfied by (i) cash payment; (ii) barter, subject to the conditions set forth in the following sentence; or (iii) a combination of cash payment and barter. If PANDA's payment obligations are to be satisfied, in whole or in part, by barter: (i) on the First Payment, PTC will accept in barter the appropriate number of the Computer Products as defined in Schedule A, up to a maximum of ten (10) with the balance, if any, in cash; (ii) on the Second and Third Payments, the parties will mutually agree on which PANDA Compute Products PTC may accept as payment.

         Customer may exchange Software from the First Shipment on the following conditions: (i) all exchanges must be completed within twelve months of the date this Agreement is signed; (ii) exchanges must be completed prior to installation of the Software to be exchanged; (iii) there must be no re-shipment required to accomplish the exchange; (iv) no credits or refunds will be issued as a result of any exchange; (v) a Software package may be swapped for another one time only; (vi) the total value of all exchanges must be ********
         *****************************************.

         PTC agrees that PANDA may swap the PTC Software that is subject of the Third Payment, in whole or in part, for other PTC software products provided PANDA has notified PTC on or before September 1, 1997.

         In the event that the port is not complete for the initial shipment, PTC will ship the Software on PANDA's choice of any one of PTC's currently supported platforms with the understanding that such Software will be transferred to the Computer Products upon completion of the port, free of charge. The Software is subject to the terms and conditions of Customer Agreement for PTC Licensed Products
         No. 10672 between PANDA and PTC.

    (c) On or before the completion of the 30-day hardware and software evaluation period, PTC agrees to report to PANDA, the results of its evaluation. In the event that deficiencies are discovered by PTC in the PANDA hardware or software that would, in PTC's opinion, seriously impede the effort of porting the PTC Software to the Computer Products, PTC will suspend the project until such time as the deficiencies are corrected by PANDA. In the event that PANDA is unable to provide corrections to the deficiencies reported by PTC within a mutually agreed time, PTC may, at its option, terminate this Agreement and return to PANDA the loaned Computer Products and have no further obligation under this Agreement. Upon such termination, PANDA's obligations under the Second Shipment, as set forth in
         Section 2(b)(ii) above, shall also terminate.

    (d) At the completion of the 30-day evaluation period or upon receipt and verification of all corrections to any deficiencies reported during the evaluation period, whichever is the later, PTC agrees to commence the porting of Pro/ENGINEER to the Computer Products.

    (e) PTC agrees to complete the porting of Pro/ENGINEER to the mutually agreed Computer Products within 60 days after commencement. PTC agrees to notify PANDA in writing that PTC considers PTC Software to be ready to be shipped to customers on the Computer Products.

    (f) Within fifteen (15) days of receipt of notification that the porting of PTC Software to the Computer Products has been completed, PANDA has the right to send its representative(s) to PTC's offices to confirm that Pro/ENGINEER has been properly ported to the Computer Products. In the event that PANDA discovers deficiencies in the implementation when compared to the implementation on comparable Computer Products, PANDA agrees to report any such deficiencies to PTC in writing within said fifteen (15) days. PTC shall correct any such deficiencies in a mutually agreed schedule.

    (g) At the completion of the fifteen (15) day verification period, or whenever PTC has completed making correction to any deficiencies reported by PANDA, whichever is the later, PTC agrees to make the Computer Products version of Pro/ENGINEER available for customer shipment.

3.  Support.   PTC shall continue to support the then-current version of
    Pro/ENGINEER on the Computer Products and mutually agreed upon future versions of the Computer Products until the earlier of (i) the termination of this Agreement, (ii) PANDA ceases to market, ship, or support the Computer Products, (iii) in the event that in one (1) year after the first customer shipment (not counting the shipment hereunder to PANDA) on the Computer Products, PTC has fewer than fifty (50) end-user licenses of Pro/ENGINEER under active and paid-up maintenance plans and running on the Computer Products.

4. Confidentiality. PTC and PANDA acknowledge that during the development of the Products, either party may disclose, make available or deliver to the other, Proprietary Information. Each party shall keep confidential, and shall require its officers, directors, employees and agents to keep confidential, all Proprietary Information furnished or made known to it by the other party. Neither party will disseminate or disclose Proprietary Information to any person or entity other than those officers, directors, employees and agents who are directly involved in the performance of obligations under this Agreement. Each party retains all rights to Proprietary Information disclosed to it, and, except as otherwise provided in this Agreement, each party is prohibited from copying any Proprietary Information for any purpose without the prior written authorization of an officer of the other party. Each party will use the same degree of diligence and effort to protect the other's Proprietary Information from disclosure to third parties as it uses to protect its own confidential information, but in no event shall it use less than reasonable and customary diligence and effort in protecting Proprietary Information.

5.  Equitable Relief.   Both Parties' obligations under Section 4 of this
    Agreement are of a special and unique character which gives them a particular value to the Parties and each Party acknowledges that the other Party cannot be reasonably or adequately compensated in damages in an action at law in the event that either Party breaches such obligations. Therefore, the Parties expressly agree that either Party shall be entitled to injunctive and other equitable relief in the event of such breach or threatened breach in addition to, and not in lieu of, any other rights or remedies in law or equity to which that Party may be entitled.

6.  Ownership.   For purposes of Section 117 of the Copyright Act of 1976, as amended, and for all other purposes, PTC shall be considered the owner of the Products (including the source code thereof) and all related documentation and any copies thereof, and of all copyright, trade secret, patent and other intellectual or industrial property rights therein. PANDA shall not modify, decompile, disassemble or reverse engineer the Products. PTC shall not modify, decompile, disassemble or reverse engineer the Computer Products without PANDA's prior consent.

7.  Distribution.

    (a) PTC shall have the sole right to distribute the Products through any means of distribution selected by PTC. PTC shall have the sole right to appoint Distributors of the Products.

    (b) All documentation provided by PTC to PANDA and customers and Distributors will be in English only.

8.  Term.   This Agreement shall remain in effect unless terminated in accordance with Section 9 of this Agreement for one and a half years after the port is completed, or until such time that the Parties mutually agree to terminate this Agreement. The obligations and rights of the Parties set forth in Sections 4, 5, 6, and 7 (which by their nature are intended to survive) shall survive the expiration of this Agreement pursuant to this Section 8.

9.  Termination.

    (a)  This Agreement may be terminated:

         (i) By PTC, in the event that PANDA fails to provide the general technical support, required under Section 2(a) of this Agreement and fails to remedy such breach within 30 days after written notice of such breach is provided to PANDA;

         (ii) By PTC, in the event that PANDA fails to make any of the payments to PTC when due under Section 2 of this Agreement and fails to remedy such breach within 15 days after written notice of such breach is provided;

         (iii)By PTC, in the event that it is unable to secure the software and hardware products necessary to implement the Project on the Computer Products as set forth in Section 2(a) of this Agreement;

         (iv) By PTC, in the event that PTC rejects, with appropriate explanation, the software and hardware products necessary to implement this Project on the Computer Products as set forth in Sections 2(a) and 2(c) of this Agreement; or

          (v) By PANDA, in the event that PTC breaches any of is obligations under this Agreement and fails to remedy such breach within thirty (30) days after written notice of such breach is provided to PTC.

    (b) Upon any termination of this Agreement pursuant to Section 9(a) of this Agreement, neither PANDA nor PTC shall be relieved of any obligations incurred prior to such termination and the rights and obligations of the Parties set forth in Sections 2(b)(ii), 4, 5 and 6 of this Agreement (which by their nature are intended to survive) shall survive such termination of this Agreement. PANDA's obligation to take delivery of and make payment for the Second Shipment of PTC Software pursuant to Section 2(b)(ii) shall terminate if PTC terminates this Agreement under Section 9(a)(iv) prior to said Second Shipment of PTC Software.

    (c) The right of PTC and/or PANDA to terminate this Agreement as set forth in this Article 9 shall be in addition to, and not in lieu of, any other rights or remedies which PTC and/or PANDA may have in law or in equity to proceed against the other.

10. Relationship Between Parties.   The relationship between PTC and PANDA is
    that of independent contractors, and nothing in this Agreement shall be construed to constitute any Party as an employee, partner or agent of any other Party. Without limiting the foregoing, no Party shall have authority to act for or to bind any other Party in any way, to make representations or warranties or to execute agreements on behalf of any other Party or to represent that any other Party is in any way responsible for the acts or omissions of such Party. Each Party shall indemnify and hold the other Party harmless for any liability or damage to such other Party resulting from a violation of this Section 10.

11. Warranties.

    (a) PTC warrants that it is the owner as set forth in Section 6 of the Products.

    (b) PANDA warrants that the Computer Product is an Intel or other architected Computer Products, that has a Windows NT operating system and graphical system that substantially conform to the industry accepted standards for these software products.

Page 43
    (c) PANDA further warrants that each Computer Products shipped to customers has a unique hardware identification that cannot be modified by the customer, and that PANDA will provide PTC with a means of determining such unique hardware identification each time PTC Software shall run on the customer's machine.

12. Limitation of Liability.   UNDER NO CIRCUMSTANCES SHALL EITHER PARTY BE
    LIABLE TO THE OTHER FOR SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES WITH REGARD TO THIS AGREEMENT, EVEN IF SAID PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

13. Force Majeure.   In the event that a Party is prevented from performing,
    or is unable to perform, any of its obligations under this Agreement due to any act of God, fire, casualty, flood, war, failure of public utilities, epidemic, destruction of production facilities or insurrection, and if such Party shall have used its best efforts to avoid such occurrence and minimize its duration and shall have given written notice to the other Parties, then the affected Party's performance shall be excused and the time for performance shall be extended for the period of delay of inability to perform due to such occurrence.

14. Notice.   All notices, demands, requests, consents, approvals or other communications required or permitted to be given hereunder or which are govern with respect to this Agreement shall be in writing and may be personally served or may be sent by a recognized courier service (fees prepaid), addressed as follows:

    If to PTC:   Parametric Technology Corporation
                      Contracts Manager
                      128 Technology Drive
                      Waltham, Massachusetts 02154
                      Attention:  Contracts Manager

    If to Customer:   PANDA

                      ------------------------------

                      ------------------------------

                      5201 Congress Avenue
                      Boca Raton, FL  33487-3630

    or to such other address or person as a Party shall have specified most recently by written notice provided in accordance with this Section 14. Notice shall be deemed given on the date of service if personally served. Notice sent as provided herein shall be deemed given on the third business day following the date so sent.

15. Entire Agreement.   This Agreement and the Schedules hereto constitutes
    the entire agreement between PTC and PANDA with respect to the subject matter hereof. No waiver, consent, modification, amendment or change of the terms of this Agreement or any Schedule hereto shall apply unless specifically agreed to in writing by both Parties.

16. Severability.   In the event that any provision of this Agreement is held
    by a court of competent jurisdiction to be unenforceable because it is invalid or in conflict with any law or any relevant jurisdiction, the validity of the remaining provisions shall not be affected, and the rights and obligations of the Parties shall be construed and enforced as if the

    Agreement did not contain the particular provisions held to be unenforceable.

17. Assignments.   This Agreement may not be assigned or delegated, whether by operation of law or otherwise, without the written consent of the other Parties, which consent shall not be unreasonably withheld. Any other assignment of rights or delegation of duties or obligations under this Agreement made without the prior written consent of the other Parties hereto shall be void and of no effect. For the purposes of this
    Section 17, a sale of the majority of the assets of common stock of a party to this Agreement shall not be considered an assignment.

18. Governing Law.   This Agreement shall be governed by and construed as a
    sealed instrument in accordance with the laws of the Commonwealth of Massachusetts.

19. Waivers and Extensions.   No waiver of any breach of any agreement or
    provision herein contained shall be deemed a waiver of any preceding or succeeding breach thereof or of any other agreement or provision herein contained. No extension of time for performance of any obligations or acts shall be deemed an extension of the time for performance of any other obligations or acts.

20. Counterparts.   This Agreement may be executed in counterparts, each of
    which shall be deemed an original, but all of which taken together shall constitute but one and the same instrument.

IN WITNESS WHEREOF, the Parties hereto executed this Agreement under seal as of the day and year indicated above.

PANDA PROJECT                 PARAMETRIC TECHNOLOGY CORPORATION

By:                           By:
   ------------------------      --------------------------

Name:                         Name:
     ----------------------        ------------------------

Title:                        Title:
      ---------------------         -----------------------

Date:                         Date:
     ----------------------        ------------------------

Page 45
                                  SCHEDULE B
                                  ----------
Quote No.
        Purchase Order No.
Parametric Technology Corporation

         CUSTOMER PRODUCT SCHEDULE TO AGREEMENT FOR PTC LICENSED PRODUCTS
Customer                         Maintenance Address
Name     The Panda Project       Customer:
Address  5201 Congress Ave.      Address:  Same
         Boca Raton, FL 33487
Country                          Country
Telephone (407) 994-2300         Telephone
End User                         Attn
Distributor and                  End User Contact & Phone No.
PTC Sales Rep
-----------------------------------------------------------------------------
In accordance with the terms and conditions of the Agreement for PTC Licensed
Products (License Agmt. No.   ) made between PTC and     on the     day of
      19   ("Agreement").  PTC hereby grants to Customer a License to use the
Licensed Products listed in this Product Schedule, all subject to said terms and conditions. The following licensed Products are hereby made subject to the Agreement. Pro/JR products are covered under the Pro/JR license agreement
included in the PRO/JR package.                             TERM:  PERPETUAL
-----------------------------------------------------------------------------
Pro/ENGINEER TRAINING & CONSULTING
Order No.                      Description                       Price

                  COMBINED SOFTWARE TOTALS (Add A+B+C+D+E+F+G)
                                       FROM THE ATTACHED PAGES  $704,000
                                                                --------
                                                 SOFTWARE TOTAL
                                                                --------
                                    TRAINING & CONSULTING TOTAL  $50,000
                                                                --------
                            MAINTENANCE TOTAL * (Add Z+Y+X+W+V)
                                                                --------
                                   PRODUCT SCHEDULE GRAND TOTAL $754,000
                                                                --------
*Maintenance must be calculated separately from software.
Pro/ENGINEER Default Language Option English / / French / / German / / Japanese / / Italian / /
If your default language is not available at the time of your order, PTC will ship the English translation in its place.
----------------------------------------------------------------------------
CUSTOMER ACKNOWLEDGES THAT ITS HAS READ THE AGREEMENT AND THIS PRODUCT SCHEDULE AND AGREES TO BE BOUND BY THEIR TERMS AND CONDITIONS. In the event of conflict between this Product Schedule and said Agreement, the terms and conditions of this Product Schedule shall govern.

CUSTOMER                       PARAMETRIC TECHNOLOGY CORP
Authorized Signature           Authorized Signature
Name                           Name
Title                          Title
Date                           Date
Order No. DS-0007              Part No. S00071295
PRODUCT SCHEDULE

Page 46
                             PRODUCT SCHEDULE

Order No.  FLOATING Licenses & Modules  Configurations

                                 List
FLOATING LICENSES                Price 1 2        Hardware Information
                                                      Configuration
                                                  Single/ / Fault  / /
                                                            Tolerant
128-F Pro/Engineer Basic Package                  Server 1
122-F Advanced Design Package                     Clients check all that apply
173-F Advanced Machinist               X          CPU ID or     UNIX    NT
139-F Package                                     Install No.   DEC
103-F Industrial Designer Package                            ---    ---  ---
172-F Mold Designer Package                       Media No.      HP
105-F Production Machinist               X                   ---    ---  ---
158-F Package                                     Platform      IBM      N/A
171-F Sheet Metal Package                                    ---    ---  ---
      Supplier Package                            Model      OS SGI      N/A
      Tool & Die Machinist                                   ---    ---  ---
      Package                                     Server 2
                                                                SUN      N/A
                                                                    ---
                                                  (if Fault Tolerant)

                                                  CPU ID
                                                           --- --- --- ---
                                                  Media No.
                                                           --- --- --- ---
                                                  Platform
                                                           --- --- --- ---
                                                  Model     OS
                                                           --- --- --- ---
                                                  Server 3 (if Fault Tolerant)
                                                  CPU ID
                                                         ------ ------
                                                  Media No.
                                                         ------ ------
                                                  Platform
                                                         ------ ------
                                                  Model    OS
                                                         ------ ------

      ADD-ON LOCKED
      MODULES

      OTHER

Order No.  FLOATING Licenses & Modules  Configurations  Hardware Information
       CONFIGURATION
       PRICE                            24,000 29,000   Configuration
                                                        Single / / Fault / /
                                                                   Tolerant
       QUANTITY                              16      1   Server 1  Clients
                                                                  check all
                                                                  that apply
C      CONFIGURATION                   384,000 29,000   CPU ID or  UNIX  NT
       SUBTOTAL
                                                        Install No. DEC
                                                                  --- --- ---
                                                        Media No.    HP
                                                                  --- --- ---
       ANNUAL MAINT. (per                               Platform    IBM   N/A
       config.)                                                   --- --- ---
X      MAINT. SUBTOTAL (ann.                            Server 2    SUN   N/A
       Maint X qty)                                               --- --- ---
       FLOATING MODULES                      3       4  (if Fault Tolerant)
                                                        CPU ID
                                                              --- --- --- ---
                                                        Media
                                                        No.
                                                              --- --- --- ---
       Pro Cabling              9,000        1          Server 3
                                                        (If Fault Tolerant)
                                                        CPU ID
                                                              --- ---
       Pro Diagram              9,000        1          Media
                                                        No.
                                                              --- ---
                                                        Platform
                                                              --- ---
       Pro Harnes Mfg.          7,000        1          Model OS
                                                              --- ---
       Pro ECAD                 5,000        1

       Pro Sheetmetal           9,000        3
       Pro Library Access       3,000       13
       Pro Mold Design         12,000        1
       Pro Mesh                 9,000        1
       Pro FemPost              7,000        1

D      FLOATING MODULE
       SUBTOTAL                        124,000
W      MAINTENANCE
       SUBTOTAL

        Pro/PDM                          A      B           Pro/PDM Server A
500     Server Connections(#)   2,500   11                  CPU ID or
                                                            Install No.
                                                            ------------------
                                                            Media No.
                                                            ------------------
502     Pro/PDM or ORACLE (x)                               Platform
                                                            ------------------
                                                            Model      OS
                                                            ------------------
501     Pro/PDM Toolkit (x)                                 Graphic Option
                                                            ------------------
E       Pro/PDM Subtotal             27,500                 Pro/PDM Server B
                                                            CPU ID or
V       Pro/PDM Maint.                                      Install No.
        SUBTOTAL                                            ------------------
                                                            Media No.
                                                            ------------------
                                                            Platform
                                                            ------------------
                                                            Model      OS
                                                            ------------------
                                                            Graphic Option
                                                            ------------------

        Library Databases  Qty.          Qty.

                                   604-CD  MOLD BASE
                                                      ---
                                   607-CD PIPE FITTING
                                                      ---
                                   606-CD PIPING &
601CD   BASIC                          HEATING SYS.
                  ---                                 ---
603CD   CONNECTOR                  602-CD TOOLING
                  ---                                 ---
603CD   ELECTRICAL
                  ---
605CD   SYMBOL
                  ---
508CD   HUMAN
        FACTORS
                  ---
F              LIBRARY DATABASE TOTAL

Order                  List
No.   Products         Price  Configurations       Product Information

      PACKAGES                1     2     3               CPU ID
165   Pro/MECHANICA                              (Indicate Server ID when
      Basic Package                                    ordering NLS)
                                                       Configuration 1
147   Power Pack        40000 X                  CPU ID or
        Choose 1 from:                                      -----------
                                                 Install No.
360-0 Pro/MECHANICA                                         -----------
      INTERFACE FOR UG    0                      Platform
                                                            -----------
359-0 Pro/MECHANICA                              Model
      INTERFACE for                                         -----------
      CATLA               0                      OS
                                                            -----------
361-0 Pro/MECHANICA                              Graphics Options
      INTERFACE for IGES  0    X                            -----------

362-0 Pro/MECHANICA                                  Configuration 2
      INTERFACE for VDA   0                      CPU ID or
                                                            -----------
                                                 Install No.
149   Pro/MECHANICA MOTION                                  -----------
                                                 Platform
      Optional Modules:                                     -----------
                                                 Model
357   Pro/MECHANICA                                         -----------
      EQUATIONS                                  OS
      DEVELOPER                                             -----------
                                                 Graphics Options
356   Pro/MECHANICA LOADS                                   -----------

367   Pro/MECHANICA TIRE MODULE                       Configuration 3
                                                 CPU ID or
148   Pro/MECHANICA STRUCTURE                               -----------
                                                 Install No.
      Optional Modules                                      -----------
                                                 Platform
350   Pro/MECHANICA THERMAL                                 -----------
                                                 Model
351   Pro/MECHANICA VIBRATIONS                              -----------
                                                 OS
150   Pro/MECHANICA EQUATIONS                               -----------
      RUNTIME                                    Graphics Options
                                                            -----------
151   Pro/MECHANICA DEVELOPERS
      TOOLKIT

170F  Pro NC Post Advance

ADDITIONAL PRODUCTS

Order                           List
No.     Products                Price   Configurations     Product Information

359     Pro/MECHANICA INTERFACE for CATLA
361     Pro/MECHANICA INTERFACE for IGES
360     Pro/MECHANICA INTERFACE for UG
362     Pro/MECHANICA INTERFACE for VDA
363     Network License Server 1 (1-3 Seats)
364     Network License Server (4-  Seats)

        TIME LIMITED OFFER -Exp. 12/28/95             Motion or Structure
        Choose either Motion or Structure

154-IX  Design & Analysis Special Offer - Locked                 Notes:
154-FX  Design & Analysis Special Offer - Floating               The DXF and
153-X   PTC Customer Offer One                                   Pro/ENGINEER
159-X   PTC Customer Offer Two                                   interfaces
160-X   Power Pack Upgrade                                       are included
152-IX  Pro/MECHANICA Customer Offer - Locked                    with every
152-FX  Pro/MECHANICA Customer Offer - Floating                  purchase of
                                                                 Pro/MECHANICA
                                                                 MOTION or
                                                                 Pro/MECHANICA


                                                                 STRUCTURE.
                                                                 All Time
                                                                 Limited
                                                                 Offers listed
                                                                 on this page
                                                                 will expire
                                                                 on December
                                                                 28, 1995

        CONFIGURATION PRICE                       40,000   200,000
        QUANTITY                                       3         1
G       LICENSE SUBTOTAL                         120,000    20,000
        ANN. MAINT (per config.)
U       MAINT. SUBTOTAL

Page 51
                             SCHEDULE A

                        ARCHISTRAT 4s SERVER
                            PRICE SHEET


                   Prices as of January 30, 1996


                          ARCHISTRAT 4s-100


Quantity  Archistrat's
          Part Number   Color  Description                         Price
-------------------------------------------------------------------------
1          48991661            Archistrat 4s Server - 166 Mhz
1                              3.5 Diskett Drive
1                              4X CD ROM Drive
1                              Keyboard
1                              32 Memory Card
1                              PCI 64-bit SVGA Adapter w/2MB VRAM
1                              2GB Fast-SCSI Hard Drive 7200 RPM
1                              10/100-Mbps Fast Ethernet Adapter
-------------------------------------------------------------------------
                       MFG SUGGESTED PRICE                        $12,720
-------------------------------------------------------------------------

Archistrat 4s Server base configuration includes:
166 MHz Intel Pentium Processor & ZIF Socket
Cache Memory-16KB Internal & 512KB External
Expansion Slots - Six 32/64-bit PCI & Four 16-bit IAS slots (6 slots total) Archistrat 4s Standard Video
Staircase - 3.5  and CD-ROM plus two optional drives (four bays total)
Hard Drive Bays - 12 low-profile or 10 half-high drives in two bays
I/O Ports
Keyboard, mouse, and 400 watt power supply

Page 52
                             ARCHISTRAT 4s SERVER
                                 PRICE SHEET

                        Prices as of January 30, 1996

                              ARCHISTRAT 4s-200

Quantity  Archistrat's
          Part Number   Color  Description                         Price
-------------------------------------------------------------------------
1         48991662             Archistrat 4s Server - 166 MHz
1                              3.5 Diskett Drive
1                              4X CD ROM Drive
1                              Keyboard
                               Mouse
1                              64MB Memory Card
                               PCI 64-bit SVGA Adapter w/2MB VRAM
1                              Adaptec Fast/Wide SCSI-3 Adapter
1                              4GB Fast/Wide-SCSI Hard Drive 7200 RPM
1                              10/100-Mbps Fast Ethernet Adapter
-------------------------------------------------------------------------
                       MFG SUGGESTED PRICE                       $15,600
-------------------------------------------------------------------------

Archistrat 4s Server base configuration includes:
166 MHz Intel Pentium Processor & ZIF Socket
Cache Memory-16KB Internal & 512KB External
Expansion Slots - Six 32/64-bit PCI & Four 16-bit IAS slots (6 slots total) Archistrat 4s Standard Video
Staircase - 3.5  and CD-ROM plus two optional drives (four bays total)
Hard Drive Bays - 12 low-profile or 10 half-high drives in two bays
I/O Ports
Keyboard, mouse, and 400 watt power supply

Page 53
                             ARCHISTRAT 4s SERVER
                                 PRICE SHEET

                        Prices as of January 30, 1996

                              ARCHISTRAT 4s-300
Quantity  Archistrat's
          Part Number   Color  Description                         Price
-------------------------------------------------------------------------
1         48991662      Archistrat 4s Server - 166 MHz
1                       3.5 Diskett Drive
1                       4X CD ROM Drive
1                       Keyboard
                        Mouse
1                       64MB Memory Card
                        PCI 64-bit SVGA Adapter w/2MB VRAM
1                       PC Wide-SCSI RAID Adapter
1                       4 MB ECC Cache SIMMs for RAID Adapter
1                       2GB Fast/Wide SCSI Hard Drives
                        4-Port PCI 100-Mbps Fast Ethernet adapter
-------------------------------------------------------------------------
                            MFG SUGGESTED PRICE                   $27,140
-------------------------------------------------------------------------

Archistrat 4s Server base configuration includes:
166 MHz Intel Pentium Processor & ZIF Socket
Cache Memory-16KB Internal & 512KB External
Expansion Slots - Six 32/64-bit PCI & Four 16-bit IAS slots (6 slots total) Archistrat 4s Standard Video
Staircase - 3.5  and CD-ROM plus two optional drives (four bays total)
Hard Drive Bays - 12 low-profile or 10 half-high drives in two bays
I/O Ports
Keyboard, mouse, and 400 watt power supply

Page 54
                            ARCHISTRAT 4s OPTIONS

                                                                     Suggested
Part Number   Description                                Detail        Price

              Archistrat 4s Server                        1.2
-01           RED
-02           BLUE
-03           BLACK
-04           TEAL
-05           CAPPUCCINO
-06           TERRA COTTA
-07           PANDA WHITE

SYSTEM MEMORY
48260029      Archistrat 32MB Memory Module                             $2,340
48260030      Archistrat 64MB Memory Module                             $4,576
DISPLAYS
48200002      Nokia Multigraph 447X 17" Monitor                         $1,169

SCSI CONTROLLERS
48260025      Adaptec PCI SCSI Adapter                    3, 4, 10      $  254
48260044      Adaptec PCI Dual Channel SCSI Adapter       3, 4          $  402
48260115      Adaptec PCI Fast/Wide SCSI-3 Adapter        3, 4, 10      $  415
48260116      DPT PCI Fast/Wide RAID Adapter              3, 4, 10      $1,310
48260077      DPT PCI Fast/Wide SCSI Adapter              3, 4, 10      $  649
48260117      DPT Wide-SCSI Single-Channel
              Expansion Option                                          $  459
48260038      DPT 4MB ECC SIMM                            4, 5          $  519
48260041      DPT 16MB ECC SIMM                           4, 5          $2,144

                                                                     Suggested
Part Number   Description                                Detail        Price

48220029      Fast-SCSI HDD-Option Hardware Kit           4               TBD
48400001      Wide-SCSI HDD-Option Hardware Kit           4               TBD

HARD DRIVES
48220009      2GB Fast SCSI-2 Hard Drive                  3, 4, 7, 8    $  987
48220010      4GB Fast SCSI-2 Hard Drive                  3, 4, 7, 9    $1,481
48220032      2GB Fast/Wide SCSI-2 Hard Drive             3, 4, 8       $1,065
48220033      4GB Fast/Wide SCSI-2 Hard Drive             3, 4, 9       $1,599

COMBINATIONS
48260072      Cogent EM110TX PCI Fast Ethernet Adapter                   $
194
48260073      Cogent EM400 Quartet Fast Ethernet Adapter                $1,260

                            ARCHISTRAT 4s OPTIONS:
                              Additional Detail

1. The base price of the server is determined by the configuration ordered. The price for additional memory and hard drives must be added to that price. See System Memory and Hard Drives for available selections.

2. Select a color. Add the two-digit color ID number to the configuration order number. (The color ID number is in the part number column next to the desired color.)

3. An optional SCSI or RAID adapter must be added to the base configuration if drives are installed in the hard-drive cage. A hard drive in the staircase does not require an adapter because it is controlled by the built-in SCSI-2 controller.

4. The internal SCSI cabling for the upper bay in the hard-drive cage is included with the base system; cabling for the lower bay is not. When installing drives in the lower bay, order the appropriate HDD-option hardware kit (standard or wide-SCSI).

5. This cache memory provides ECC memory for the DPT RAID adapter. ECC memory provides on-the-fly, error detection and correction.

6. This option is required when installing cache on the DPY PCI SCSI Adapter. It supports up to 64MB of cache using four SIMMs. SIMMs are ordered separately.

7. Two additional SCSI drives can be installed in the empty bays in the staircase. These drives are controlled by the built-in SCSI-2 controller, which does not support wide-SCSI drives.

8.  Up to 12 of these drives can be installed in the hard-drive cage.

9.  Up to 10 of these drives can be installed in the hard-drive cage.

When ordering SCSI or RAID adapters, consider an adapter with multiple-channel capabilities to conserve PCI slots. A single dual-channel adapter uses only one PCI slot, and can support all 12 drives in the hard-drive cage (the adapter actually supports up to 14 drives). It would take two single channel adapters to support the same 12 drives.

Page 56
                                                               EXHIBIT 10.16
                   CONFIDENTIAL MATERIALS OMITTED AND FILED
          SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                     ASTERISKS DENOTE SUCH OMISSIONS.

                           LICENSE AGREEMENT

         This License Agreement is made and entered into as of June   , 1996,
by and between THE PANDA PROJECT INC. ("PANDA" or "Licensor") a corporation existing under the laws of Florida, which has its principal office at Boca Raton, Florida, and AMP INCORPORATED, a corporation existing under the laws of Pennsylvania, which has its principal office at Harrisburg, Pennsylvania, The Whitaker Corporation, a corporation existing under the laws of Delaware, and a wholly-owned subsidiary of AMP INCORPORATED that owns, manages, and maintains AMP INCORPORATED's intellectual property, which has its principal office at Wilmington, Delaware, and Connectware Inc., a corporation existing under the laws of Delaware and a wholly-owned subsidiary of AMP INCORPORATED, which has its principal office at Richardson, Texas (collectively "AMP" or "Licensee").

         WHEREAS, Licensor possesses certain valuable intellectual and industrial property rights; and

         WHEREAS, Licensor is willing to grant, and Licensee desires to acquire, rights to use such rights on a worldwide basis in accordance with the terms and conditions set forth herein;

         NOW, THEREFORE, in consideration of the premises and mutual promises, terms and conditions of this License Agreement, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                              I.  DEFINITIONS

          A. "Licensed Product" shall mean a semiconductor package as described in the patent applications identified in Appendix A of this License Agreement, and any improvements, modifications, and derivations thereof and know-how related thereto owned, developed, or acquired (except in a grant back from another PANDA licensee) by PANDA, and which PANDA has the right to license, during the term of this License Agreement.

          B. "Licensed Process" shall mean any process or method pertaining to the use, manufacture, or testing of Licensed Product and all know-how related thereto.

          C. "Licensed Product Sold" shall mean the sale, lease, or other transfer of a Licensed Product or a product incorporating a Licensed Product to a non-affiliated third party by AMP or an AMP Affiliate; or the internal use for productive purposes of a Licensed Product, by AMP or an AMP Affiliate. A product shall be considered sold at the time of invoicing or shipment, whichever is earlier, or if there is no such invoicing or shipment, in the case of internal use, at the time of such use.

          D. "Patent Rights" shall mean any United States or foreign applications or patents, owned, controlled, or acquired by PANDA in whole or in part, during the term of this License Agreement, relating to Licensed Product or Licensed Process, and which PANDA has the right to

Page 57
      license, which disclose and claim Licensed Process or Licensed Product, including, but not limited to, the construction thereof, methods for the manufacture and use thereof, and improvements thereto, and to any reissues or extensions of such patents and all divisions, continuations, and continuations-in-part. Such "Patent Rights" shall not include licenses or sublicenses related to Licensed Products or Licensed Process hereafter granted to PANDA by its other licensees.

          E. "Proprietary Information" shall mean all information or trade secrets of any description relating to Licensed Product or Licensed Process developed by, owned, or controlled by PANDA at any time prior to the termination or expiration of this License Agreement, including, but not limited to, the development, selling, marketing, use, properties, structures, compositions, manufacture or quality control of Licensed Product or Licensed Process, and including, but not limited in form, to samples, prototypes, data books, manufacturing instructions, drawings, formulae, and customer lists. Proprietary Information does not include:
      (i) information which was known by AMP prior to receipt from PANDA; (ii) information lawfully disclosed to AMP by a third party which did not derive the information from PANDA; (iii) information which is or becomes a matter of public knowledge or part of the public domain other than through a breach of this License Agreement; and (iv) information which AMP independently develops without any reference to the proprietary information. Such "Proprietary Information" shall not include Proprietary Information licensed or sublicensed to PANDA by its other licensees.

          F. "AMP Affiliate" shall mean any corporation, firm, partnership, proprietorship, or other form of business organization as to which control of the business is exercised by AMP, and any corporation, firm, partnership, proprietorship, or other form of business organization in which AMP has at least a fifty-one percent (51%) ownership interest, or the maximum ownership interest AMP is permitted to have in the country where such business organization exists.

          G. "PANDA Affiliate" shall mean any corporation, firm, partnership, proprietorship, or other form of business organization as to which control of the business is exercised by PANDA, and any corporation, firm, partnership, proprietorship, or other form of business organization in which PANDA has at least a fifty-one percent (51%) ownership interest, or the maximum ownership interest PANDA is permitted to have in the country where such business organization exists, and any entity under common control with PANDA.

          H. "Effective Date" shall mean the later of the date of signature of this License Agreement by authorized representatives of PANDA and AMP.

                            II.  GRANT OF LICENSES

          A. Subject to the terms of this License Agreement, PANDA agrees to grant and does grant to AMP a non-exclusive, worldwide license during the term of this License Agreement to make, have made for it, use, sell, or otherwise dispose of Licensed Product and to use and have used the Licensed Process under Patent Rights and Proprietary Information. Such license does not include the right to grant sublicenses or assign this license. Upon AMP's written request, PANDA agrees to grant the above license or any part thereof to an AMP Affiliate (but only so long as such entity is an AMP Affiliate), with the right of the AMP Affiliate to pay royalties directly to PANDA, provided that such AMP Affiliate executes as Licensee, an agreement containing terms substantially identical to this License Agreement (providing for the payment of Royalties by the AMP Affiliate directly to PANDA). The grant of the above license or any part thereof to an AMP Affiliate pursuant to this
      Section II shall not release AMP from any of its obligations under this License Agreement.

          B. Subject to the terms of this License Agreement, PANDA agrees to grant and does grant to AMP an exclusive, worldwide license for a period of three years from Licensee's first sale of a Licensed Product, or five years from the date of this Agreement, whichever occurs first, to make, have made for it, use, sell, or otherwise dispose of Licensed Product and to use and have used Licensed Process under Patent Rights and Proprietary Information in the ATM Switch Field and the Fast Ethernet Field, as hereinafter defined. Such license does not include the right to grant sublicenses or assign this license. However, upon AMP's written request, PANDA agrees to grant the above license or any part thereof to an AMP Affiliate (but only so long as such entity is an AMP Affiliate), with the right of the AMP Affiliate to pay royalties directly to PANDA, provided that such AMP Affiliate executes as Licensee, an agreement containing terms substantially identical to this License Agreement (providing for the payment of Royalties by the AMP Affiliate directly to PANDA). As used herein, the term "ATM Switch Field" means the development, manufacture and sale or other distribution of switches incorporating asynchronous transfer mode technology. The term "Fast Ethernet Field" means the development, manufacture and sale or other distribution of switches incorporating Fast Ethernet technology.

                       III.  CONFIDENTIALITY CLAUSE BY AMP

          A. Except as may be required by law or by a governmental agency, AMP agrees that it will not, directly or indirectly, disseminate, disclose or otherwise make available to any third party, or reverse engineer, any Proprietary Information and will use the same degree of care to prevent disclosure thereof that AMP uses to protect its own proprietary and confidential information, but in any event no less than reasonable. AMP agrees to obligate any Affiliates to abide by this confidentiality obligation. Employees of AMP or its Affiliates shall be provided access to Proprietary Information by AMP only on a "need to know" basis and shall be advised of the confidential nature thereof, and shall be bound to protect the confidentiality of such information. The provisions hereof shall survive expiration or termination of this License Agreement for a period of seven (7) years.

          B. AMP and its Affiliates are authorized to disclose to its distributors and customers only such Proprietary Information received from PANDA concerning the Licensed Process and Licensed Product as is reasonably necessary to enable Licensed Product to be sold, leased, placed or used, and AMP and its Affiliates are authorized to disclose to their respective contractors and suppliers only such Proprietary Information received from PANDA as is reasonably necessary to enable AMP or AMP's Affiliate to make or have made the Licensed Product.

          AMP shall have the obligation to bind any such distributor, customer, contractor, or supplier receiving Proprietary Information to protect the confidentiality of such information.

Page 59
                              IV.  ROYALTY CLAUSE

          A. The Licenses granted under Section II, above, shall be subject to a Royalty as provided for in Appendix C to this License Agreement for Licensed Product Sold by AMP or an AMP Affiliate.

          B. The Royalties provided herein are in consideration of the trade secrets, know-how, Patent Rights, and Proprietary Information provided by PANDA hereunder, and the ability of AMP to achieve a significant competitive advantage by its early entry into the marketplace due to its access to such intellectual property rights.

                         V.  PAYMENTS, RECORDS AND REPORTS

          A. Within sixty (60) days after the end of each calendar quarter in which Royalties are earned or otherwise become due under this License Agreement, AMP shall furnish PANDA with a written report setting forth the computation of the Royalties payable during the preceding calendar quarter, and shall make such payment. Royalties shall be paid to PANDA in U.S. dollars. In case a conversion from one currency to another is involved in determining an earned Royalty Payment, the exchange rate shall be the exchange rate in effect at the Chase Manhattan Bank in New York City on the last day of the applicable Calendar Quarter. Late payments shall bear interest at the rate of prime plus two percent, as in effect at the Chase Manhattan Bank in New York City at the time such payments originally became due.

          B. AMP shall keep and maintain complete and accurate records in sufficient detail to enable Royalties payable to PANDA hereunder to be determined (including records on all conversion of currency under Paragraph A above), and it shall permit such records to be inspected once per year upon written notice by PANDA during reasonable business hours by a certified public accountant or firm of certified public accountants reasonably acceptable to AMP and appointed by PANDA for this purpose; provided, however, that AMP shall have the right to destroy or discard such records in accordance with AMP's record retention policy, provided that such records shall be kept for a minimum of five (5) years after the end of the Calendar Quarter to which they apply. PANDA shall bear the cost and expense of such investigation by accountants, unless the accountants determine that AMP's determination of the Royalties due and owing to PANDA was incorrect (in AMP's favor) in an amount exceeding six percent (6%) of the amount calculated by AMP, in which case AMP shall bear such cost and expense.

                         VI.  GRANTBACK OF LICENSE TO PANDA

          AMP grants to PANDA a perpetual license under information and inventions, whether patentable or not, related to improvements, modifications, and derivatives of Licensed Products or Licensed Process originated or invented during the term of this License Agreement by employees, agents, contractors, or suppliers of AMP having access to Licensed Product, Licensed Process or Proprietary Information. Such license to PANDA shall be non-exclusive, irrevocable, perpetual, world-wide, and royalty free to make, have made, use, import, sell and otherwise transfer products covered by such information and inventions. PANDA may not sublicense or assign this right, other than to a PANDA Affiliate, or as part of an acquisition of PANDA or sale of PANDA assets.

Page 60
                          VII.   JOINT PUBLIC ANNOUNCEMENT

          Upon the signing of this License Agreement by authorized representatives of AMP and PANDA, a joint press release in a form mutually agreed will be issued announcing the execution of this License Agreement.

                          III.  USE OF PANDA'S TRADEMARKS

          A. Use of Trademarks. Licensee may use (in the manner specified by Licensor from time to time during the term of this Agreement) the trademark VSPA or other similar marks (the "Trademarks") in connection with the sale, distribution, marketing and promotion of the Licensed Products. Licensee shall not pay Licensor any additional fee for such use. Licensee may not use third party trademarks, tradenames, service marks and commercial symbols in connection with the sale, distribution, marketing and promotion of the Licensed Products, but Licensee may adopt and use its own trademarks, tradenames, service marks and commercial symbols in connection therewith. Licensee shall give Licensor thirty
      (30) days prior written notice before using any Trademarks for the first time in a particular jurisdiction outside the United States. At Licensor's request and expense, Licensee shall execute a registered user agreement and any other documents which Licensor may reasonably request in order to establish or confirm Licensor's right, title and interest with respect to the Trademarks.

          B.  Quality Control.

              (a) In order to comply with Licensor's quality control standards, Licensee shall:

                   (i) maintain the quality of the Licensed Products sold under the Trademarks by adhering to those specific quality control standards that Licensor may from time to time promulgate and communicate to Licensee with respect to such Licensed Products sold under the Trademarks; provided, however, that those standards shall be no higher than the standards by which Licensor manufactures such Licensed Products itself;

                   (ii) use the Trademarks in compliance with all relevant laws and regulations;

                   (iii) submit samples of Licensed Products sold under the
                         Trademarks, upon the request of Licensor, so as to enable Licensor to inspect such samples and confirm that Licensee is in compliance with its obligations under this Section; and

                   (iv) not modify any of the Trademarks in any way and not use any of the Trademarks on any goods or services other than the Licensed Products.

                   (v) if Licensee fails to use such Trademarks in compliance with this provision, such failure shall be deemed to be a material breach of one of Licensee's obligations under this Agreement, for the purposes of possible termination of this Agreement.

                   IX.  PURCHASE OF MANUFACTURING MACHINES

      AMP shall have the option to purchase two or more manufacturing machines to make the VSPA packages from PANDA. PANDA shall make available to AMP one flexible machine (which can make multi-chip modules and single chip packages); and one gang-loader high volume machine (which makes single-chip type packages). A separate standard purchase and sale agreement for each machine shall be executed by the parties, at prices to be determined through negotiation.

                     X.  MOLDS, PLASTIC FRAMES AND PINS

      AMP will have the option to make the molds, plastic frames, covers and pins, and PANDA will transfer drawings for such manufacture if requested to do so, at no additional cost. Alternatively, PANDA will supply molds, plastic frames, covers and pins pursuant to a standard purchase and sale agreement to be executed by the parties, at prices to be determined by negotiation.

                        XI.  TRAINING OF AMP PERSONNEL

      In the first year of this Agreement, AMP shall be entitled to send two employees to Boca Raton for training with respect to Licensed Product, Licensed Process, and Proprietary Information. Such training shall not exceed three (3) weeks per person, and shall be done at a time agreed to by PANDA and AMP.

      In each subsequent year, AMP shall be entitled to send two employees to PANDA for training with respect to Licensed Product, Licensed Process, and Proprietary Information. Such training shall not exceed two (2) weeks per person per year and shall be done at a time agreed to by PANDA and AMP.

      AMP shall be responsible for all expenses and liabilities of such employees.

                     XII.  TRANSFER OF PROPRIETARY INFORMATION

      Within fifteen (15) days of execution of this Agreement, PANDA shall provide two (2) copies of the materials identified in Appendix B.

                             XIII.  ASSIGNMENT BY PANDA

      PANDA may assign any of its rights, including rights to payments of earned Royalties, to any corporation or other entity which is an Affiliate of PANDA.

                             XIV.  TERM AND TERMINATION

      A. This License Agreement shall become effective as of the Effective Date and, unless otherwise terminated as provided herein, shall continue in full force and effect until the last to expire of the Licensed Patents. Thereafter, AMP may acquire a license to know-how and trade secrets covered herein at a reduced royalty rate to be agreed upon between AMP and PANDA.

      B. Termination for Cause. After the occurrence of any of the following events, this License Agreement may be terminated by either Party (the "Terminating Party") by giving written notice of Termination to the other

Party, such Termination being immediately effective upon the giving of such Notice of Termination:

      (a) A material breach or default as to any obligation hereunder by the other Party and the failure of the other Party to promptly pursue (within thirty (30) days after receiving written notice thereof from the Terminating Party) a reasonable remedy designed to cure (in the reasonable judgment of the Terminating party) such material breach or default; or

      (b) The filing of a petition in bankruptcy, insolvency or reorganization against or by the other Party, which petition shall not have been dismissed within ninety (90) days of filing thereof, or the other Party becoming subject to a composition for Creditors, whether by law or agreement, or the other Party going into receivership or otherwise becoming insolvent; or

      C. AMP shall have the right to terminate this License Agreement at any time with or without cause upon six (6) months prior written notice to PANDA. Termination of this License Agreement by AMP shall not alter or affect the rights or obligations of either party arising prior to such termination, nor shall termination pursuant to this Section relieve AMP of its payment obligations hereunder. Any termination by AMP as provided in this Paragraph shall not prejudice the right of PANDA to recover any earned Royalty, or other sums owed or accrued at the time of such termination nor prejudice the right of PANDA to maintain an action against AMP for infringement of its patent or other intellectual property rights.

      D. The parties agree that upon termination or expiration of this License Agreement Licensee shall immediately cease: (i) any use or practice of the Licensed Product or the Licensed Process; and (ii), except as provided in Section F below, any making, use, or sale of the Licensed Product, including internal use within AMP or its Affiliates. Upon termination or expiration of this License Agreement, AMP shall, at its own expense, return to PANDA all Proprietary Information as soon as practicable after the date of termination or expiration, including, but not limited to, the materials identified in Appendix B, original documents, drawings, computer diskettes, models, samples, notes, reports, notebooks, letters, manuals, prints, memoranda and any copies thereof, which have been received by AMP. All Proprietary Information and Patent Rights shall remain the exclusive property of PANDA during the term of this License Agreement and thereafter.

      E. Upon termination or expiration of this License Agreement, nothing shall be construed to release Licensee from its obligations to pay Licensor any and all Royalties, license fees or other amounts accrued but unpaid hereunder prior to the date of such termination or expiration.

      F. After termination or expiration of this License Agreement for any reason by either party, AMP may sell all Licensed Product which it has on hand upon the date of termination or expiration provided however, that the sales shall be completed not later than six (6) months from the date of the termination or expiration and that the termination or expiration shall not relieve AMP from making the full earned Royalty payments herein provided on all Licensed Product by it either before or after the date of the termination or expiration.

Page 63
                                 XV.  INFRINGEMENT

      In the event Licensee shall learn of the infringement of any patent included in the patent Rights, Licensee shall promptly call Licensor's attention thereto in writing and shall provide Licensor with evidence of the infringement. Both parties shall use their best efforts in cooperation with each other to terminate the infringement without litigation. If the efforts of the parties are not successful in abating the infringement within ninety
(90) days after the infringer has been formally notified by Licensor of the infringement, Licensor shall have the right to: (a) commence suit on its own account; and (b) join Licensee in such suit; and Licensor shall give timely notice in writing to Licensee of its election. Any proceeds of such suit shall be the property of Licensor. If Licensor declines to participate in such suit, Licensee may, at its own cost and expense, pursue such legal action. If Licensee pursues such suit, Licensor may be joined into such suit as a party plaintiff, if such joining is required under relevant laws. All costs and expenses of such suit shall be borne by Licensee, and Licensee shall indemnify and hold harmless Licensor from any costs, expenses, liabilities, or judgments which may result from such action. All proceeds of such action shall belong to Licensee.

                                XVI.  PATENT MARKING

      Licensee agrees to mark all Licensed Products made, used, or sold under the terms of this License Agreement, or their container with the numbers of applicable patents of PANDA or other appropriate marking in accordance with the patent marking laws of the country in which the Licensed Product is manufactured, used, or sold.

                              XVII.  WAIVER OF DEFAULT

      A waiver, express or implied, by either of the parties hereto of any right hereunder or of any default, breach, or other failure to perform by the other party hereto, shall not constitute or be deemed a future waiver of that or any other right hereunder or of any default, breach or any other failure to perform thereafter by such other party. All waivers to be effective must be in writing and signed by the waiving party.

                               XVIII.  GOVERNING LAW

      This License Agreement shall be governed, interpreted, and construed in accordance with the laws of the State of Florida, USA, excluding its conflict of law principles.

                           XIX.  NO RIGHTS BY IMPLICATION

      No rights or licenses with respect to Licensed Product or Licensed Process are granted or deemed granted hereunder or in connection herewith, other than those rights or licenses expressly granted in this License Agreement.

                             XX.  DEFENSIVE LITIGATION

      Licensee shall defend and indemnify Licensor from and against any damages, liabilities, costs, and expenses, including reasonable attorney's fees and Court costs, either: (i) arising out of the manufacture, use, sale, or other transfer of Licensed Product by Licensee or its customers; or (ii) arising out of improvements, modifications, or derivatives of Licensed Product introduced by Licensee or its customers; or (iii) arising out of injuries or damages caused by Licensed Product. Such indemnification shall not extend to any liabilities incurred as a result of infringement by Licensor of any third party intellectual property rights.

                        XXI.   DISPUTE RESOLUTION

      A. Any dispute, controversy, or claim arising out of or relating to this License Agreement, or to a breach thereof, including its interpretation, performance, or termination shall be submitted to and finally resolved by arbitration. The arbitration shall be conducted in the English language in accordance with the Commercial Rules of the American Arbitration Association
(AAA) in Boca Raton, Florida, USA. The decision of the arbitrators shall be final and binding upon the parties hereto, and the expense of the arbitration (including without limitation the award of attorney's fees to the prevailing party) shall be paid as the arbitrators determine. The arbitration shall be conducted by three (3) arbitrators to be selected by the American Arbitration Association in accordance with its normal procedures.

      B. Notwithstanding anything contained in this Section, each party shall have the right to institute judicial proceedings against the other party or anyone acting by, through or under such other party in order to enforce the instituting party's rights hereunder through reformation of contract, specific performance, temporary restraining order, preliminary injunction, final injunction, or similar equitable relief.

                                   XXII.  NOTICES

      Each notice required or permitted to be sent under this License Agreement shall be given by Federal Express or comparable express delivery service to Licensor and to Licensee at the address indicated below.

       For Licensor:       The Panda Project
                           5201 Congress Avenue
                           Suite C-100
                           Boca Raton, Florida  33487
                           Attention:  Stanford W. Crane, Jr.

       For Licensee:       The Whitaker Corporation
                           4550 New Linden Hill Road
                           Suite 450
                           Wilmington, DE  19808
                           Attention:  President

Either party may change its address for purposes of this License Agreement by giving the other party written notice of its new address.

                         XXIII.  ENTIRE UNDERSTANDING

      This License Agreement embodies the entire understanding between the parties relating to the subject matter hereof, whether written or oral, and there are no prior representations, warranties, or agreements that relate to Licensed Product, Licensed Process, Proprietary Information, and Patent Rights.

                              XXIV.  INVALIDITY

      If any provision of this License Agreement is declared invalid or unenforceable by an arbitration panel or by a court having competent jurisdiction, it is mutually agreed that this License Agreement shall endure except for the part declared invalid or unenforceable. The parties shall consult and use their best efforts to agree upon a valid and enforceable provision, which shall be a reasonable substitute for such invalid or unenforceable provision, in light of the intent of this License Agreement.

                                  XXV.  AMENDMENTS

      Any amendment or modification of any provision of this License Agreement must be in writing, dated and signed by both AMP and PANDA.

                          XXVI.  RESPONSIBILITY FOR TAXES

     If Licensee is required to withhold taxes from any amount payable by Licensee hereunder, then Licensee shall pay to Licensor an additional amount as may be necessary so that Licensor will receive, after deduction of the withholding tax, the amount that Licensor would have received in the absence of the withholding tax; provided that if Licensor takes and is allowed a credit on its United States taxes for such withholding, then Licensee will not be required to make such additional payment to the extent of such credit.

                                XXVII.  COUNTERPARTS

      This License Agreement may be executed in any number of counterparts and each such counterpart shall be deemed to be an original.

                              XXVIII.  BINDING EFFECT

      This License Agreement shall be binding upon, and inure to the benefit of, the parties hereto and their successors, assigns, estates, beneficiaries, representatives, and heirs.

                         XXIX.  WARRANTY AND DISCLAIMER

    A.  Licensor hereby represents and warrants to Licensee that:

        (1) Licensor has no actual knowledge or actual notice that the practice of the Licensed Products or Licensed Process by Licensee hereunder will result in the infringement of any valid rights of any third parties, and Licensor has received no written notice from any third party of any such infringement, or challenging the validity of the Patent Rights.

        (2) Licensor has full corporate power and authority to enter into and perform this Agreement. This Agreement has been duly authorized and duly executed and delivered by Licensor, and it is valid, binding and enforceable against Licensor in accordance with its terms.

        (3) Licensor owns all right, title and interest in and to the Patent Rights and has the full right to grant the licenses to Licensee herein granted. Neither this Agreement nor the grant of licenses herein contained requires the consent of, or notice to, any third party.

        (4) The Patent Rights are the only patents, patent applications, or other intellectual property rights held by Licensor under which Licensee or its Affiliates requires a license in order to practice the invention of the Patent Rights, or to make, have made, use or sell Licensed Product, or to use or have used the Licensed Process.

    B. In no event shall the aggregate liability or cost to PANDA for any action or claim arising out of this License Agreement, including without limitation the provisions of Appendix C or any of the warranties herein, regardless of the form of such action or claim, exceed an amount equal to $250,000.

    C. EXCEPT AS SET FORTH IN THIS SECTION, THE PARTIES ACKNOWLEDGE AND AGREE THAT THERE ARE NO WARRANTIES, COVENANTS, REPRESENTATIONS, OR AGREEMENTS BY PANDA AS TO MARKETABILITY, MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE OR OTHER ATTRIBUTES, TITLE, AND NON-INFRINGEMENT WHETHER EXPRESS OR IMPLIED (IN LAW OR IN FACT), ORAL OR WRITTEN.

    IN WITNESS WHEREOF, PANDA and AMP have signed this License Agreement.

THE PANDA PROJECT, INC.

By:

Name:

Title:

Date:


AMP INCORPORATED

By:

Name:

Title:

Date:


THE WHITAKER CORPORATION

By:

Name:

Title:

Date:


CONNECTWARE INC.

By:

Name:

Title:

Date:

Page 67
                                  APPENDIX A

Patent

Grant Date                 Country

3/11/95                    Taiwan

Patent Applications

Filing Date                Country

3/11/94                      U.S.
6/5/95                       U.S.
6/7/95                       U.S.
6/7/95                       U.S.
3/9/95                       U.S.
3/16/94                      W.O. (P.C.T.)

Page 68
                                  APPENDIX B


Identification of Proprietary Information transferred to AMP


(1)   Drawings of relevant components


(2)   technical specifications for components


(3)   test results

                   CONFIDENTIAL MATERIALS OMITTED AND FILED
           SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                      ASTERISKS DENOTE SUCH OMISSIONS.

                                  APPENDIX C



Royalty Schedule

    Number of I/O per package              Royalty per I/O

            *****                              *****
            *****                              *****
            *****                              *****
            *****                              *****
            *****                              *****
            (regardless of I/Os)

If Licensor has not been paid at least $250,000 in Royalties under this Agreement by the fifth anniversary of this Agreement, Licensee shall immediately pay to Licensor a sum in cash equal to the difference between $250,000 and the amount of Royalties that have been paid to Licensor under this Agreement as of such fifth anniversary (the "minimum payment"). However, if AMP is substantially precluded from manufacturing and selling Licensed Product or using the Licensed Process by reason of a third party intellectual property claim which is asserted through the commencement of litigation, which litigation is not terminated, dismissed, or successfully resolved, AMP shall be relieved of any further obligation to make the minimum payment specified herein.

                                                                  EXHIBIT 23

SUBSIDIARIES

The Panda Project, Inc. has one subsidiary, Archistrat Corporation, which is wholly-owned and currently inactive.

                                                                 EXHIBIT 23.1


              Consent of Independent Certified Public Accountants


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No.333-26053), Registration Statement on Form S-8 (No.33-86948), Registration Statement on Form S-8 (No.33-99058), and Registration Statement on Form S-8 (No.333-00686), of The Panda Project, Inc. of our report dated May 22, 1997 appearing in this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears in this Form 10-K.



/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP



Fort Lauderdale, Florida
June 27, 1997

[ARTICLE]   5
[PERIOD-TYPE]                      YEAR
[FISCAL-YEAR-END]           MAR-31-1997
[PERIOD-END]                MAR-31-1997
[CASH]                        3,243,505
[SECURITIES]                          0
[RECEIVABLES]                   276,055
[ALLOWANCES]                    110,962
[INVENTORY]                     822,309
[CURRENT-ASSETS]              4,348,775
[PP&E]                        4,963,759
[DEPRECIATION]                2,139,961
[TOTAL-ASSETS]                7,337,320
[CURRENT-LIABILITIES]         2,524,445
[BONDS]                               0
[PREFERRED-MANDATORY]                 0
[PREFERRED]                           0
[COMMON]                        101,247
[OTHER-SE]                    4,711,628
[TOTAL-LIABILITY-AND-EQUITY]  7,337,320
[SALES]                       1,547,896
[TOTAL-REVENUES]              2,382,019
[CGS]                         2,762,936
[TOTAL-COSTS]                 2,762,936
[OTHER-EXPENSES]             20,684,538
[LOSS-PROVISION]                236,303
[INTEREST-EXPENSE]                    0
[INCOME-PRETAX]             (20,874,101)
[INCOME-TAX]                          0
[INCOME-CONTINUING]         (20,874,101)
[DISCONTINUED]                        0
[EXTRAORDINARY]                       0
[CHANGES]                             0
[NET-INCOME]                (20,874,101)
[EPS-PRIMARY]                     (2.15)
[EPS-DILUTED]                     (2.15)