Form 10-K/A
period 1997-03-31
PANDA PROJECT INC
filed 1997-07-16
CIK 917736

FORM 10-K/A
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              Annual Report
                             ---------------
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                 to
Commission file number 0-24030

                          THE PANDA PROJECT, INC.
           (Exact name of registrant as specified in its charter)

          Florida                                         65-0323354
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

  901 Yamato Road, Boca Raton, Florida                           33431
(Address of principal executive offices)                       (Zip Code)

                                (561) 994-2300
             (Registrant's telephone number, including area code)
                        --------------------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

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

                             The Panda Project, Inc.
                                   Form 10-K/A
                                      Index

                                                                        Page

                                    Part IV

Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K...................................     1

Signatures...........................................................     4

                                    PART IV

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


4.1 Warrant Agreement dated May 16, 1994 between the Company and Whale Securities Co., L.P. (incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement).

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

Exhibit
Number                                 Description
------                                 -----------


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

Exhibit
Number                                 Description
------                                 -----------

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

21        Subsidiaries of the Company.

23.1      Consent of Price Waterhouse LLP.

23.2      Consent of Price Waterhouse LLP.                                   *

27        Financial Data Schedule.
                              -------------------------

@Management contracts and compensatory plans and arrangements.
* Filed herewith; all other exhibits had been previously filed.

Page 4
                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE PANDA PROJECT, INC.
                                          (Registrant)

Date:  July 16, 1997                      By:   /s/ C. Daryl Hollis
                                                -------------------
                                                C. Daryl Hollis
                                                Chief Financial Officer
                                                and Secretary
                                                (Principal Financial and
                                                Accounting Officer)

Page 5                                                       EXHIBIT 23.2

              Consent of Independent Certified Public Accountants


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No.333-25975 ) of The Panda Project, Inc. of our report dated May 22, 1997, except as to Note 16 which is as of June 23, 1997, appearing on page F-2 of The Panda Project Inc. s Annual Report on Form 10-K for the year ended March 31, 1997. We also consent to the reference to us under the heading Experts in the Prospectus.



/s/ PRICE WATERHOUSE LLP
------------------------


Price Waterhouse LLP
Fort Lauderdale, Florida
July 16, 1997