Form 10-Q
period 1997-06-30
PANDA PROJECT INC
filed 1997-08-14
CIK 917736

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the quarterly period ended June 30, 1997.

                                     or

[ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the transition period from     to
                                                      ----  -----
Commission File Number 0-24030

                           THE PANDA PROJECT, INC.
           (Exact name of registrant as specified in its charter)

           FLORIDA                                    65-0323354
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  x   No     .
                                                  -----   -----

             Applicable Only to Issuers Involved In Bankruptcy
                Proceedings During The Preceding Five Years

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes     No    .
                               ----  ----

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value  -- 12,168,026 shares as of July 31, 1997

                         THE PANDA PROJECT, INC.

                                 Index

                                                                Page

Part I - Financial Information

Item 1 - Financial Statements (unaudited)

  Condensed Balance Sheets - June 30, 1997 and March 31, 1997     3

  Condensed Statements of Operations - Three months ended
  June 30, 1997 and June 30, 1996                                 4

  Condensed Statements of Cash Flows - Three months ended
  June 30, 1997 and June 30, 1996                                 5

  Notes to Condensed Financial Statements - June 30, 1997       6-7

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          8-11

Part II - Other Information

Item 1 - Legal Proceedings                                       12
Item 2 - Changes in Securities                                   12
Item 3 - Defaults Upon Senior Securities                         12
Item 4 - Submission of Matters to Vote of Security Holders       12
Item 5 - Other Information                                       12
Item 6 - Exhibits and Reports on Form 8-K                        12

Signatures                                                       13

Exhibit Index                                                    14

The Panda Project, Inc.
Condensed Balance Sheets

                                                   June 30,      March 31,
                                                     1997          1997
                                                 (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                     $  4,919,773  $  3,243,505
  Accounts receivable-trade (net of allowance of
  $110,962 at June 30, 1997 and March 31, 1997)      166,160       165,093
  Inventory                                        1,054,993       822,309
  Other receivables                                  567,484        18,905
  Prepaid expenses and other current assets          191,210        98,963
                                                ------------  ------------
Total current assets                               6,899,620     4,348,775
                                                ------------  ------------

Property and equipment, net                        2,531,715     2,823,798
Restricted cash                                      150,000       150,000
Other assets                                          14,130        14,747
Deferred issuance costs, net                         193,729          -
                                                ------------  ------------
    Total assets                                $  9,789,194  $  7,337,320
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $    993,364  $    852,388
  Accrued compensation and employee benefits          68,964        60,934
  Accrued expenses and other current liabilities   1,763,081     1,611,123
                                                ------------  ------------
Total current liabilities                          2,825,409     2,524,445

Subordinated convertible debentures                1,605,000          -

Stockholders' Equity:
  Common Stock, $.01 par value, 50,000,000
   shares authorized 11,431,314 shares at June 30,
   1997 and 10,124,643 shares at March 31, 1997
   issued and outstanding                            114,314       101,247
  Additional paid-in capital                      61,822,817    58,627,529
  Accumulated deficit                            (56,578,346)  (53,915,901)
                                                ------------  ------------
Total stockholders' equity                         5,358,785     4,812,875
                                                ------------  ------------
    Total liabilities and stockholders' equity  $  9,789,194  $  7,337,320
                                                ============  ============

The Balance Sheet at March 31, 1997 has been derived from the audited financial statements of the Company at that date.
             See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)


                                                     Three Months Ended
                                                           June 30,
                                                     1997           1996

Revenues:
   Product sales                               $   308,530    $    596,569
   Contract research and development revenues      394,254            -
   Less returns and allowances                        -           (163,457)
                                                ------------  ------------

   Net revenues                                 $    702,784  $    433,112

Costs and expenses:
   Cost of sales                                     343,820       790,106
   Research and development                        1,152,240     1,537,068
   Selling, general and administrative             1,946,383     4,552,836
   Costs associated with asset impairments              -        1,471,026
                                                ------------  ------------
Total costs and expenses                           3,442,443     8,351,036
                                                ------------  ------------
Operating loss                                    (2,739,659)   (7,917,924)

Interest income                                       77,214       122,004
Other income                                            -            7,807
                                                ------------  ------------
Net loss                                        $ (2,662,445) $ (7,788,113)
                                                ============  ============
Net loss per common share                       $       (.26) $       (.88)
                                                ============  ============
Weighted average number of
shares of common stock and
common stock equivalents
outstanding                                       10,339,127     8,810,664
                                                ============  ============


                 See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                     1997        1996



Net cash used by operating activities           $ (3,050,237) $ (6,494,796)

Cash flows from investing activities:
   Additions to property and equipment               (73,495)     (227,328)
                                                ------------  ------------
Net cash used by investing activities                (73,495)     (227,328)

Cash flows from financing activities:
   Proceeds from issuance of debentures            4,800,000          -
   Proceeds from issuance of stock                      -        2,877,247
                                                ------------  ------------
Net cash provided by financing activities          4,800,000     2,877,247
                                                ------------  ------------
Net increase (decrease) in cash and cash
 equivalents                                       1,676,268    (3,844,877)
Cash and cash equivalents at beginning
 of period                                         3,243,505    10,731,540
                                                ------------  ------------
Cash and cash equivalents at end of period      $  4,919,773  $  6,886,663
                                                ============  ============

During the quarter ended June 30, 1997, $3,195,000 of the Company's 4% subordinated convertible debentures were converted into 1,275,753 shares of the Company's common stock.

               See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements (Unaudited)
June 30, 1997

1.    Basis of Presentation

The accompanying condensed financial statements of The Panda Project, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles on a basis consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended March 31, 1997. The interim financial information is unaudited, but reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results of operations for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

2.    Inventory
                      June 30, 1997            March 31, 1997
                      ---------------------------------------
   Raw materials        $  568,441              $  434,569
   Work in process         150,611                  43,341
   Finished goods          335,941                 344,399
                      ---------------------------------------
                        $1,054,993              $  822,309
                      =======================================

Inventory is valued at net realizable value, which is net of obsolescence reserves of approximately $250,000 at June 30, 1997 and March 31, 1997, respectively.

3.    Subordinated Convertible Debentures

During April 1997, the Company completed a private placement of $4.8 million of 4% subordinated convertible debentures. The debentures are due two years from the date of issuance and are convertible into shares of common stock at the lower of $5.625 per share or 82% of the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the date of conversion. Through June 30, 1997, $3,195,000 of such debentures had been converted into an aggregate of 1,275,753 shares of the Company's common stock. During July 1997, the remaining $1,605,000 of debentures were converted into an aggregate of 721,072 shares of the Company's common stock.

In connection with the transaction, the Company paid placement fees of $384,000 of which $192,000 was paid in cash and the balance by issuance of 30,918 shares ("Placement Shares") of the Company's common stock. In addition to the placement fees, the Company issued warrants to two parties to purchase 70,096 shares of the Company's common stock. Warrants to purchase 42,667 shares and 27,429 shares are exercisable through April 2002 at an exercise price of $6.75 and $7.00 per share, respectively. These warrants have been valued at approximately $163,000 as required by Financial Accounting Standard No. 123, Accounting for Stock-Based

Compensation, and have initially been reflected as deferred issuance costs in the accompany balance sheet. However, upon conversion of the related debentures, the pro rata portion of the deferred issuance costs are charged to Additional Paid-in Capital. In addition, the Company has agreed to file and has filed a registration statement with the Securities and Exchange Commission to effect the registration of the Placement Shares. The Company has also agreed to effect the registration of the shares issuable upon conversion of the debentures in the event of certain amendments to certain securities regulations and has granted certain piggyback registration rights to the holders of the warrants.

4.    Commitments and Contingent Matters

During June 1997, the Company entered into a five year lease for a 48,800 square foot facility in Hayward, California, which requires monthly payments of $18,544 during the first year increasing to $24,400 in the fifth year. In addition, the lease requires the Company to pay real estate taxes, insurance and maintenance related to the facility, and for the Company to issue an irrevocable letter of credit in the amount of $110,000 as security.

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

5.    Subsequent Events

In July, 1997, the Company entered into a licensing agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a license, for a term that continues until the expiration of the last to expire of the patents covered by the agreement, with respect to a semiconductor package product owned by the Company. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. In connection with this agreement, the Company is entitled to a non-refundable license fee of $250,000 that became immediately vested upon signing the agreement and is payable within 45 days after execution of the agreement. In addition, the Company is entitled to receive royalties on sales of the semiconductor package products by LG or its affiliates.

During August, the Company entered into an agreement to sublet its facility in San Jose, California, to a third party. The sublease agreement continues through the end of the term of the Company's lease agreement and requires monthly payments from the tenant of approximately $5,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was incorporated in April 1992 to design, develop, and license products incorporating the Company's proprietary semiconductor packaging and interconnect technology (the "Technology Products") and to develop, manufacture and market a line of powerful, modular computers (the
"Archistrat Computers"). The Company's fiscal year ends March 31.

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

Results of Operations - First Quarter of 1997 Compared to First Quarter of
1996

For the quarter ended June 30, 1997 (the "first quarter of fiscal 1998"), the Company recognized revenue related to its agreement with the Defense Advanced Research Projects Agency, which commenced in October 1996, of $394,254. The Company recognizes revenue and is entitled to receive payments based on the achievement of specific milestones set forth in the agreement.

Net revenues from the sale of Archistrat Computers amounted to $308,530 during the quarter ended June 30, 1997 compared to revenues of $433,112 during the quarter ended June 30, 1996 (the "first quarter of fiscal 1997"). The Company will continue to actively market and sell the workstation configuration of the Archistrat computer, primarily through its own sales force, for animation, video, and high performance CAD/CAM applications. In addition, the Company expects to begin offering a new lower cost version workstation using the Company's proprietary architecture and technology in a basic chassis, as well as Archistrat subsystems to OEM's for their own production.

Research and development (R&D) expenses decreased to approximately $1.15 million for the first quarter of fiscal 1998 as compared to $1.54 million for the first quarter of fiscal 1997. The reduction in R&D spending is reflective of the Company's progress in moving from a development stage enterprise to one seeking to commercialize its core technologies. The Company believes that its level of R&D spending is appropriate to support current operations and to continue to maintain efforts to enhance development of VSPA, Compass Connectors, Compass PGA, and the Archistrat Computers and related technologies. During the quarter ended June 30, 1997, research and development activities included continued testing and qualification of VSPA as well as the design and development of high-speed manufacturing equipment for VSPA, and the development of new processor boards for the Company's Archistrat Computers utilizing DEC's Alpha microprocessor.

Selling, general and administrative (SG&A) expenses for the first quarter of fiscal 1998 decreased approximately $2.6 million or 57% to $1.9 million as compared to $4.6 million for the first quarter of fiscal 1997. The net decrease in SG&A expenses is due principally to the streamlining of operations, including a $1.6 million or 59% decrease in employee compensation, benefits and related expenses, a decrease of approximately $323,000 in selling and marketing expenses, as well as reductions in professional fees, travel costs, rent and insurance. Management will continue to evaluate and adjust its cost controls and expects the Company's spending level to remain relatively stable over the next few quarters, however, there can be no assurance that fluctuations in the Company's cost structure will not occur due to the dynamic nature of the Company's business and stage of development.

As of June 30, 1997, the Company has reduced its number of full-time employees to approximately 50 as compared with 140 at June 30, 1996. The Company anticipates that this number may increase in the event of expected growth in sales over the remainder of the fiscal year, principally in the areas of manufacturing, sales and marketing.

During the quarter ended June 30, 1996, the Company determined that, due to various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products), certain long-lived assets were impaired. As a result, in the first quarter of fiscal 1997, the Company recorded a charge of approximately $1.5 million.

Interest and other income for the first quarter of fiscal 1998 decreased to approximately $77,000 from $130,000 for the first quarter of fiscal 1997 as a result of a net decrease in cash and cash equivalents.

The Company anticipates that it will be dependent on third parties for the manufacture and/or assembly of printed circuit boards, frame, exterior, base fabrication and other subassemblies, as well as for the supply of various of the components, incorporated into the Archistrat Computers, and for performing the final assembly configuration, certain quality control testing and delivery of such computers. The Company has identified certain potential manufacturers and suppliers for its subassembly and component needs, however, the Company has not yet entered into any additional manufacturing or supply arrangements. The Company believes it will be able to negotiate satisfactory manufacturing and supply contracts; however, the failure to do so could have a material adverse effect on the Company. Even if the Company were able to enter into suitable manufacturing arrangements for necessary subassemblies, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the

Company's requirements within scheduled delivery times or at all.

Liquidity and Capital Resources

During April 1997, the Company completed a private placement of $4.8 million of 4% subordinated convertible debentures and received net proceeds of approximately $4.5 million. The debentures are convertible into shares of common stock at the lower of $5.625 per share or 82% of the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the date of conversion. During June and July 1997, all of the debentures were converted into an aggregate of 1,996,825 shares of the Company's common stock.

The Company's capital requirements in connection with its operations and development activities have been and may continue to be significant.
During the remainder of fiscal year 1998, the Company expects to continue its development efforts related to certain of its Technology Products, complete the construction of several high-speed production machines for its VSPA product which are expected to be sold to licensees of VSPA and/or utilized within the Company to manufacture product for direct sales, and continue to transition its current modular workstations and server products into higher volume production.

The Company previously announced its agreement to enter into a joint venture with Taiwanese partners to manufacture and sell VSPA in that region. It is anticipated that the joint venture will be operational by the first calendar quarter of 1998 and will be selling VSPA units produced with manufacturing equipment developed and constructed by the Company. The Company will own a majority stake in the joint venture. The Company's initial investment will be a noncash contribution in the form of a license agreement between the Company and the joint venture and VSPA manufacturing equipment.

The Company anticipates, based on its discussions with certain customers, that it will commence the production and shipment of modest quantities of VSPA semiconductor packages during the third quarter of fiscal 1998. The Company anticipates that it will realize royalty revenue as early as the second quarter of fiscal year 1998 related to its Technology Products from the arrangements announced during the past year, including, but not limited to, license agreements with LG Cable & Machinery. The Company also expects to continue to earn revenues related to the cooperative development agreement entered into with the U.S. Government during fiscal year 1997. Further, the Company may enter into additional licensing agreements during fiscal year 1998 that will generate licensing fees for the Company. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company or that the Company will become profitable in the foreseeable future.

The Company has been dependent upon the proceeds of sales of its securities to fund its activities since inception. The Company expects that licensing and royalty revenue related to its Technology Products, sales of VSPA directly to customers and through the Taiwanese joint venture, increased shipments of Archistrat Computers and the related revenue, and revenue associated with the cooperative development agreement, noted above will provide additional resources to at least partially fund its activities during fiscal year 1998.

During fiscal year 1997, the Company successfully implemented a cost reduction plan and was able to significantly decrease the amount of average monthly cash consumption. Cash flows used by operating activities decreased $3.4 million from $6.5 million during the first quarter of fiscal year 1997 to $3.1 million during the first quarter of fiscal year 1998.
The Company will continue to focus on cost controls during fiscal year 1998 and will take further cost reduction actions as deemed necessary. However, there can be no assurances that such efforts will be successful or that such plans will result in adequate cost reductions.

The Company is dependent upon the success of the efforts discussed above to expand its marketing activities in order to obtain additional orders for its Technology Products and Archistrat Computers, to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements. The Company may need to seek additional sources of funding during fiscal year 1998 in order to achieve its goals.

Part II - Other Information

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities

          The Company issued a warrant to Jefferies & Company, Inc. in connection with the completion of a private placement of subordinated convertible debentures dated April 14, 1997, exercisable during the period beginning April 2, 1997 and ending April 2, 2002 to purchase 27,429 shares of common stock of the Company at an exercise price of $7.00 per share. The warrant was issued pursuant to an exemption from registration under Section 4
          (2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

   (a) See the Exhibit Index included immediately preceding the Exhibits to this report, which is incorporated herein by reference.

   (b)   Reports on Form 8-K:

         A current report on Form 8-K dated April 14, 1997 was filed on April 21, 1997 reporting the sale of equity securities pursuant to Regulation S, an event reported under Item 9.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PANDA PROJECT, INC.

Date:  August 14, 1997

                                  By:  /s/  C. DARYL HOLLIS
                                        ------------------------------
                                  C. Daryl Hollis, Chief Financial Officer
                                    (On behalf of the Registrant and as
                                     Principal Financial and Accounting
                                     Officer)

                               EXHIBIT INDEX


Exhibit                        Description of Exhibit
-------                        ----------------------

10.1 * License Agreement, executed as of July 15, 1997, between the Company and LG Cable & Machinery Ltd.

10.2 Standard Industrial Lease Agreement, dated as of July 16, 1997, between the Company and IBG Huntwood Associates.

27                             Financial Data Schedule

-----------------
* Confidential treatment requested.