Form 10-Q
period 1997-09-30
PANDA PROJECT INC
filed 1997-11-14
CIK 917736

                                United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the quarterly period ended September 30, 1997.
                                     or
[ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the transition period from     to
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

                   Applicable Only to Corporate Issuers
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value  12,194,332 shares as of October 31, 1997

                         THE PANDA PROJECT, INC.

                                 Index

                                                                Page

Part I - Financial Information

Item 1 - Financial Statements (unaudited)

  Condensed Balance Sheets - September 30, 1997 and
    March 31, 1997                                                3

  Condensed Statements of Operations - Three and six months
    ended September 30, 1997 and September 30, 1996               4

  Condensed Statements of Cash Flows - Six months ended
    September 30, 1997 and September 30, 1996                     5

  Notes to Condensed Financial Statements - September 30, 1997    6-7

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             8-11


Part II - Other Information

Item 1 -  Legal Proceedings                                       12

Item 2 -  Changes in Securities                                   12

Item 3 -  Defaults Upon Senior Securities                         12

Item 4 -  Submission of Matters to Vote of Security Holders       12

Item 5 -  Other Information                                       13

Item 6 -  Exhibits and Reports on Form 8-K                        14

The Panda Project, Inc.
Condensed Balance Sheets

                                                September 30,   March 31,
                                                    1997          1997
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                       $2,178,214 $   3,243,505
  Accounts receivable-trade (net of allowance
    of $161,742 at September 30, 1997 and
    $110,962 at March 31, 1997)                      458,145       165,093
  Inventory                                          968,820       822,309
  Other receivables                                  404,288        18,905
  Prepaid expenses and other current assets          307,729        98,963
                                                ------------  ------------
Total current assets                               4,317,196     4,348,775
                                                ------------  ------------

Property and equipment, net                        2,723,661     2,823,798
Restricted cash                                      260,000       150,000
Other assets                                           9,969        14,747
                                                ------------  ------------
    Total assets                                $  7,310,826  $  7,337,320
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $  1,679,798  $    852,388
  Accrued compensation and employee benefits          88,049        60,934
  Accrued expenses and other current liabilities   1,323,013     1,611,123
                                                ------------  ------------
Total current liabilities                          3,090,860     2,524,445

Stockholders' Equity:
  Common Stock, $.01 par value, 50,000,000
    shares authorized 12,179,701 shares at
    September 30, 1997 and 10,124,643 shares
    at March 31, 1997 issued and outstanding         121,798       101,247
  Additional paid-in capital                      63,338,544    58,627,529
  Accumulated deficit                            (59,240,376)  (53,915,901)
                                                ------------  ------------
Total stockholders' equity                         4,219,966     4,812,875
                                                ------------  ------------
    Total liabilities and stockholders' equity  $  7,310,826  $  7,337,320
                                                ============  ============
  The Balance Sheet at March 31, 1997 has been derived from the audited financial statements of the Company at that date.
               See Notes to Condensed Financial Statements.

Page 4

The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)

                               Three Months Ended       Six Months Ended
                                  September 30,           September 30,
                               1997         1996        1997        1996
Revenues:
   Product sales        $    392,485 $    837,359 $    701,015 $  1,433,929
   Licensing fees            250,000                   250,000         -
   Contract research and
    development revenues     441,470                   835,724         -
   Less returns and
    allowances                  -         (19,746)        -        (183,204)
                        ------------ ------------ ------------ ------------

   Net revenues         $  1,083,955 $    817,613 $  1,786,739 $  1,250,725

Costs and expenses:
   Cost of sales             435,138    1,398,674      778,960    2,188,780
   Research and
    development            1,050,581    1,923,880    2,202,821    3,460,948
   Selling, general and
    administrative         2,308,715    3,690,933    4,255,089    8,243,769
   Costs associated with
    asset impairments           -            -           -        1,471,026
                        ------------ ------------ ------------ ------------
Total costs and expenses   3,794,434    7,013,487    7,236,870   15,364,523
                        ------------ ------------ ------------ ------------
Operating loss            (2,710,479)  (6,195,874)  (5,450,131) (14,113,798)

Interest income               49,021      140,452      125,957      267,858
Other income                    (580)       5,402         (301)       7,807
                        ------------ ------------ ------------ ------------
Net loss                $ (2,662,038)$ (6,050,020)$ (5,324,475)$(13,838,133)
                        ============ ============ ============ ============

Net loss per common
  share                 $       (.22)$      (0.61)$       (.47)$      (1.48)
                        ============ ============ ============ ============
Weighted average number
of shares of common
stock and common stock
equivalents outstanding   12,076,161    9,898,465   11,212,390    9,364,640
                        ============ ============ ============ ============





                 See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                                     Six Months Ended
                                                       September 30,
                                                     1997        1996



Net cash used by operating activities           $ (5,308,659) $(12,698,354)

Cash flows from investing activities:
   Additions to property and equipment              (609,978)     (571,056)
                                                ------------  ------------
Net cash used by investing activities               (609,978)     (571,056)

Cash flows from financing activities:
   Payment of stock issuance costs                      -         (596,784)
   Proceeds from issuance of debentures            4,800,000          -
   Proceeds from issuance of stock                    53,346    11,123,245
                                                ------------  ------------
Net cash provided by financing activities          4,853,346    10,526,461
                                                ------------  ------------
Net decrease in cash and cash
   equivalents                                    (1,065,291)   (2,742,949)
Cash and cash equivalents at beginning,
   of period                                       3,243,505    10,731,540
                                                ------------  ------------
Cash and cash equivalents at end of period      $  2,178,214  $  7,988,591
                                                ============  ============

During the six months ended September 30, 1997, $4,800,000 of the Company's 4% subordinated convertible debentures were converted into 1,996,825 shares of the Company's common stock.













               See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements (Unaudited)
September 30, 1997

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

2.    Inventory
                         September 30, 1997       March 31, 1997
                         ---------------------------------------
      Raw materials          $  907,880            $  434,569
      Work in process              -                   43,341
      Finished goods             60,940               344,399
                         ---------------------------------------
                             $  968,820            $  822,309
                         =======================================

Inventory is valued at net realizable value, which is net of obsolescence reserves of approximately $450,000 at September 30, 1997 and $250,000 at March 31, 1997.

3.    Subordinated Convertible Debentures

During April 1997, the Company completed a private placement of $4.8 million of 4% subordinated convertible debentures. The debentures were due two years from the date of issuance and were convertible into shares of common stock at the lower of $5.625 per share or 82% of the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the date of conversion. During June and July 1997, all of such debentures were converted into an aggregate of 1,996,825 shares of the Company's common stock.

4.    Commitments and Contingent Matters

During the quarter ended September 30, 1997, the Company issued purchase orders to two suppliers to provide materials for the production of the Company's VSPA semiconductor package. The aggregate commitment under these purchase orders is approximately $400,000. During October 1997, the

Company issued additional purchase orders to one of these suppliers in the aggregate amount of approximately $480,000.

During November 1997, the Company and William J. Sarubbi, the Company s former Vice President of Sales, agreed to dismiss the lawsuit filed against the Company by William Sarubbi in April 1996 with no obligation owed by the Company.

There are various legal proceedings and claims pending against the Company, including disputes with a former director of the Company. While it is not possible to determine the ultimate outcome of these matters, it is the opinion of management, based on advice from counsel, that the resolution of such matters will not have a material adverse effect on the Company's financial position.

5.    Equity

During the annual meeting of shareholders held on August 12, 1997, an amendment to the Company s Articles of Incorporation was approved which allows the Company to issue up to 2,000,000 shares of preferred stock.

6.    Licensing Fees

In July, 1997, the Company entered into a licensing agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a license, for a term that continues until the expiration of the last to expire of the patents covered by the agreement, with respect to a semiconductor package product owned by the Company. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. In connection with this agreement, the Company is entitled to a non-refundable license fee of $250,000 which was received and recognized as revenue during the quarter ended September 30, 1997. In addition, the Company is entitled to receive royalties on sales of the semiconductor package products by LG or its affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was incorporated in April 1992 to design, develop, and manufacture products incorporating the Company's proprietary semiconductor packaging and interconnect technology (the "Technology Products") and to develop, manufacture and market a line of powerful, modular computers (the "Archistrat Computers"). The Company's fiscal year previously ended on March 31. However, the Company has changed its fiscal year from April 1 through March 31 to January 1 through December 31, effective December 31, 1997. The Company will file an annual report on Form 10-K with the Securities and Exchange Commission with audited financial statements for the transition period (April 1, 1997 through December 31, 1997).

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

Results of Operations - Quarter and Six Months Ended September 30, 1997 and
1996

Total net revenues increased approximately $266,000 or 33% to $1,083,955 for the quarter ended September 30, 1997 compared to the same period of the preceding year. For the six months ended September 30, 1997, net revenues increased approximately $536,000 or 43% compared to the six months ended September 30, 1996.

For the quarter and six months ended September 30, 1997, the Company recognized revenue related to its agreement with the Defense Advanced Research Projects Agency, which commenced in October 1996, of $441,470 and $835,724, respectively. The Company recognizes revenue and is entitled to receive payments based on the achievement of specific milestones set forth in the agreement.

Net revenues from the sale of Archistrat Computers amounted to $392,485 and $701,015 during the quarter and six months ended September 30, 1997, respectively, compared to net revenues of $817,613 and $1,250,725 during the same periods of the prior year, respectively. Revenues of approximately $326,000 and $874,000 were recognized during the three and six months ended September 30, 1996 in connection with a barter transaction with a software developer. The Company will continue to actively market and sell the workstation configuration of the Archistrat computer, primarily through its own sales force, for animation, video, and high performance CAD/CAM applications. In addition, in October 1997, the Company introduced a new lower cost version workstation using the Company's proprietary architecture and technology in a basic chassis.

Cost of sales related to the sale of Archistrat Computers decreased to $435,138 from $1,398,674 during the quarter ended September 30, 1997 compared to the same period of the previous year, and decreased to $778,960 from $2,188,780 during the six months ended September 30, 1997 compared to the same period of the previous year. The decreases relate to the lower amount of product sales and a significant reduction in the amount of charges recognized related to inventory write downs, scrap and rework during theprior year.

Research and development (R&D) expenses decreased approximately 45% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 and decreased 36% during the six months ended September 30, 1997 compared to the prior year. The reduction in R&D spending is reflective of the Company's progress in moving from a development stage enterprise to one seeking to commercialize its core technologies. The Company believes that its level of R&D spending is appropriate to support current operations and to continue to maintain efforts to enhance development of VSPA, Compass Connectors, Compass PGA, and the Archistrat Computers and related technologies. During the quarter and six months ended September 30, 1997, research and development activities primarily included continued testing and qualification of VSPA as well as the design and development of high-speed manufacturing equipment for VSPA.

Selling, general and administrative (SG&A) expenses for the quarter and six months ended September 30, 1997 decreased 37% and 48%, respectively, as compared to the same periods of the prior year. The net decrease in SG&A expenses for the quarterly periods is due principally to a reduction in work force. The average number of full-time employees decreased from 121 for the quarter ended September 30, 1996 to 62 for the quarter ended September 30, 1997. Employee compensation and benefit costs also substantially contributed to the overall reduction in SG&A expenses for the six months ended September 30, 1997 compared to the same period of the prior year. The average number of full-time employees decreased from 133 to 60 for the six months ended September 30, 1996 and 1997, respectively. In addition, selling and marketing expenses decreased during this period as a result of focusing on specific niche markets for the Company s Archistrat Computers as well as utilizing independent manufacturing sales representatives to supplement the Company s sales force regarding the sale of the Company s technology products.

During the quarter ended June 30, 1996, the Company determined that, due to various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products), certain long-lived assets were impaired. As a result, in the quarter ended June 30, 1996, the Company recorded a charge of approximately $1.5 million.

The Company anticipates that it will be dependent on third parties for the manufacture and/or assembly of printed circuit boards, frame, exterior, base fabrication and other subassemblies, as well as for the supply of various of the components, incorporated into the Archistrat Computers, and for performing the final assembly configuration, certain quality control testing and delivery of such computers. Although the Company has an arrangement with a contract manufacturer to manufacturer certain subassemblies and has identified an alternative manufacturer for such components, there can be no assurance that such manufacturers will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all.

Liquidity and Capital Resources

During April 1997, the Company completed a private placement of $4.8 million of 4% subordinated convertible debentures and received net proceeds of approximately $4.5 million. The debentures were convertible into shares of common stock at the lower of $5.625 per share or 82% of the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the date of conversion. During June and July 1997, all of the debentures were converted into an aggregate of 1,996,825 shares of the Company's common stock.

The Company's capital requirements in connection with its operations and development activities have been and may continue to be significant.
During the remainder of the current year, the Company expects to continue its development efforts related to certain of its Technology Products, complete the construction of several high-speed production machines for its VSPA product which are expected to be utilized within the Company to manufacture product for direct sales and/or to be sold to licensees of VSPA, and continue to transition its current modular workstations and server products into higher volume production.

In October 1997, the Company announced that it had completed construction of the first automated machine for the production of the VSPA product. In addition, the Company also announced that it had received a prototype order from a manufacturer of data communications circuits based in Taiwan. The Company anticipates, based on its discussions with certain customers, that it will commence the production and shipment of modest quantities of VSPA semiconductor packages during the quarter ending December 31, 1997. The Company anticipates that it will also realize royalty revenue during such quarter related to its Technology Products from the arrangements announced during the past year, including, but not limited to, license agreements with LG Cable & Machinery. The Company also expects to continue to earn revenues related to the cooperative development agreement entered into with the U.S. Government during the prior year. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company or that the Company will become profitable in the foreseeable future.

The Company has been dependent upon the proceeds of sales of its securities to fund its activities since inception. The Company expects that sales of VSPA, licensing and royalty revenue related to its Technology Products, increased shipments of Archistrat Computers and the related revenue, and revenue associated with the cooperative development agreement, noted above will provide additional resources to at least partially fund its activities during the remainder of the current year.

Primarily through its cost reduction efforts, the Company has been able to significantly decrease the amount of average monthly cash consumption. Cash flows used by operating activities decreased $7.4 million from $12.7 million during the six months ended September 30, 1996 to $5.3 million during six months ended September 30, 1997.

The Company is dependent upon the success of the efforts discussed above to expand its marketing activities in order to obtain additional orders for its Technology Products and Archistrat Computers, to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements. The Company may need to seek additional sources of funding during the current year in order to achieve its goals.

Part II - Other Information

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         At the Annual Meeting of Shareholders held on August 12, 1997, an amendment to the Company s Articles of Incorporation was approved which allows the Company to issue up to 2,000,000 shares of Preferred Stock. The Board of Directors may, without action by the shareholders, designate and issue such Preferred Stock in one or more series, and may designate the dividend rate, voting rights and other rights, preferences and restrictions of each series, all or any of which may be greater than the rights of holders of Common Stock of the Company.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders

         (a) The annual meeting of shareholders was held on August 12, 1997.

         (b) The following directors were elected at the meeting to serve the term noted:

                  Stanford W. Crane, Jr.      Three year term
                  James T.A. Wooder           Three year term
                  Claud L. Gingrich           One year term
                  Rao R. Tummala              Two year term

          (c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

               1)  Election of Directors:      For           Against

                   Stanford W. Crane, Jr.    7,681,119       87,442
                   James T.A. Wooder         7,726,344       42,217
                   Claud L. Gingrich         7,725,544       43,017
                   Rao R. Tummala            7,726,544       42,017

               2)  Amend the Company s
                   Amended and Restated
                   Articles of Incorpor-
                   ation to establish
                   a class of Preferred
                   Stock consisting of
                   2,000,000 shares:
                                                                Broker Held
                                For     Against    Abstained    Non-Voted
                             4,623,314   156,055     34,022     2,955,170

Page 13
               3)  Amend the Company's
                   Amended and Restated
                   Articles of Incorpor-
                   ation and By-Laws
                   to establish a class-
                   ified Board of Directors
                   consisting of three
                   classes serving staggered
                   terms, and to provide
                   for amended procedures
                   for changing the number
                   of directors, removing
                   directors, filling
                   vacancies on the Board
                   and other related matters:
                                                               Broker Held
                                For     Against    Abstained    Non-Voted
                             4,607,578  171,074      34,739     2,955,170

               4)  Amend the Company s
                   Nonemployee Directors
                   Stock Option Plan:

                                        For      Against     Abstained
                                     7,626,490   111,147      30,924

               5)  Ratification of Price
                   Waterhouse LLP as the
                   Company s independent
                   auditors for 1998:
                                        For      Against     Abstained
                                     7,558,248    19,141      12,057

The foregoing matters are described in detail in the Registrant s definitive proxy statement dated August 12, 1997, for the Annual Meeting of Shareholders held on August 12, 1997.

Item 5.   Other Information

          In September 1997, the Company announced it had reached agreement with Grand Traverse Stamping, a division of Alcoa Fujikura, Ltd.(a joint venture between Alcoa and Fujikura) under which Grand Traverse Stamping will supply interconnect pins for the Company's VSPA semiconductor package. The Company also announced it had entered into an agreement with Confederate Plastics, Inc. under which Confederate Plastics will supply the molded frame made of liquid crystal polymer for the VSPA semiconductor package.

          In October 1997, the Company announced it had completed construction of the first automated machine for the production of the VSPA product. The Company also announced that it had received a prototype order from Tamarack Microelectronics, Inc., a privately owned-manufacturer of data communications circuits based in Taiwan.

          In September 1997, William E.Ahearn, formerly Vice President of Technology of the Company, was named Vice President and Chief

          Scientist of the Company. In July 1997, Babar Hamirani resigned as Senior Vice President of Systems Operations of the Company.
          In November 1997, Robert Toda resigned as Vice President of Sales and Marketing. The Company does not expect to fill that position at this time.

          In August 1997, the Company hired Melissa Crane, wife of Stanford
          W. Crane, Jr., as Director of Strategic Business at an annual salary of $100,000 per year. In September 1997, Ms. Crane was granted an option to purchase 50,000 shares of Common Stock of the Company at an exercise price of $6.13 per share. Such options expire on September 19, 2007. Options to purchase 10,000 of these shares of Common Stock are exercisable six months from the date of grant and the remainder become exercisable in equal annual installments on the first, second, third and fourth anniversaries of grant. In October 1997, the Board of Directors approved the payment of a bonus of $25,000 to Ms. Crane in connection with the achievement of certain marketing objectives. In November 1997, the Board of Directors elected Ms. Crane Vice President of Strategic Business and authorized an increase in her salary to $125,000 per year.

Item 6.   Exhibits and Reports on Form 8-K.

   (a) See the Exhibit Index included immediately preceding the Exhibits to this report, which is incorporated herein by reference.

   (b)    Reports on Form 8-K:

          A current report on Form 8-K dated September 30, 1997 was filed on October 6, 1997, reporting a change in fiscal year, an event reported under Item 8. In addition, the Company also reported that it had issued shares of Common Stock to a third-party for services rendered. Such shares were issued pursuant to an exemption from registration under Regulation S under the Securities Act of 1933; such issuance was made solely to non-U.S. persons in an offshore transaction and resale of such securities is restricted in the manner provided in Regulation S. This transaction was an event reported under Item 9.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PANDA PROJECT, INC.

Date:  November 14, 1997

                                  By:  /s/  C. DARYL HOLLIS
                                  ---------------------------------------
                                  C. Daryl Hollis, Chief Financial Officer
                                    (On behalf of the Registrant and as
                                     Principal Financial and Accounting
                                     Officer)

                               EXHIBIT INDEX


Exhibit                        Description of Exhibit              Page
-------                        ----------------------              -----

4.1                             Amended and Restated Articles of
                                Incorporation of the Company,
                                as amended (filed as Exhibit 3.1
                                to the Company s Registration
                                Statement on Form S-3 filed with
                                the Securities and Exchange
                                Commission on November 3, 1997)      *

3.2                             Amended and Restated By-Laws of
                                the Company (filed as Exhibit 3.2
                                to the Company s Registration
                                Statement on Form S-3 filed with
                                the Securities and Exchange
                                Commission on November 3, 1997)      *

27                              Financial Data Schedule

99.1                            Amended and Restated Nonemployee
                                Director Stock Option Plan

-----------------
* Incorporated herein by refernce.