Form 10-Q/A
period 1997-06-30
PANDA PROJECT INC
filed 1998-01-16
CIK 917736

United States
                     Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997

                                     or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the transition period from       to
                                                     -------  -------
Commission File Number 0-24030

                            THE PANDA PROJECT, INC.
          (Exact name of registrant as specified in its charter)

              FLORIDA                            65-0323354
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


                          THE PANDA PROJECT, INC.

                                  Index

                                                                 Page

Part I -  Financial Information

Item 1 -  Financial Statements (unaudited)

       Condensed Balance Sheets - June 30, 1997 and
          March 31, 1997                                            3

       Condensed Statements of Operations - Three months
          ended June 30, 1997 and June 30, 1996                     4

       Condensed Statements of Cash Flows - Three months
          ended June 30, 1997 and June 30, 1996                     5

       Notes to Condensed Financial Statements -
          June 30, 1997                                             8

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9-13

Part II - Other Information

Item 1 - Legal Proceedings                                         13

Item 2 - Changes in Securities                                     13

Item 3 - Defaults Upon Senior Securities                           13

Item 4 - Submission of Matters to Vote of Security Holders         13

Item 5 - Other Information                                         13

Item 6 - Exhibits and Reports on Form 8-K                          13

Signatures                                                         14

Exhibit Index                                                      15

Page 3
The Panda Project, Inc.
Condensed Balance Sheets
                                                 June 30,         March 31,
                                                   1997             1997
                                               (Unaudited)
                                               (Restated)
ASSETS
Current Assets:
  Cash and cash equivalents                 $    4,919,773   $    3,243,505
  Accounts receivable-trade (net of
   allowance of $110,962 at June 30,
   1997 and March 31, 1997)                        166,160          165,093
  Inventory                                      1,054,993          822,309
  Other receivables                                567,484           18,905
  Prepaid expenses and other current assets        191,210           98,963
                                            --------------   --------------
     Total current assets                        6,899,620        4,348,775
                                            --------------   --------------
Property and equipment, net                      2,531,715        2,823,798
Restricted cash                                    150,000          150,000
Other assets                                        14,130           14,747
Deferred issuance costs, net                       193,729                -
                                            --------------   --------------
       Total assets                         $    9,789,194   $    7,337,320
                                            ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $      993,364   $      852,388
  Accrued compensation and employee benefits        68,964           60,934
  Accrued expenses and other current
   liabilities                                   1,763,081        1,611,123
                                            --------------   --------------
Total current liabilities                        2,825,409        2,524,445

Subordinated convertible debentures              1,605,000                -

Stockholders' Equity:
  Common Stock, $.01 par value, 50,000,000
  shares authorized 11,431,314 shares at
  June 30, 1997 and 10,124,643 shares at
  March 31, 1997 issued and outstanding            114,314          101,247
  Additional paid-in capital                    62,730,134       58,627,529
  Accumulated deficit                          (57,485,663)     (53,915,901)
                                            --------------   --------------
Total stockholders' equity                       5,358,785        4,812,875
                                            --------------   --------------
 Total liabilities and
   stockholders' equity                     $    9,789,194   $    7,337,320
                                            ==============   ==============
   The Balance Sheet at March 31, 1997 has been derived from the audited financial statements of the Company at that date.
                See Notes to Condensed Financial Statements.

Page 4
The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)


                                                  Three Months Ended
                                                       June 30,
                                                 1997             1996
                                              (Restated)

Revenues:
   Product sales                            $     308,530    $      596,569
   Contract research and development
    revenues                                      394,254                --
   Less returns and allowances                          --         (163,457)
                                            --------------   --------------
   Net revenues                             $      702,784   $      433,112

Costs and expenses:
   Cost of sales                                   343,820          790,106
   Research and development                      1,152,240        1,537,068
   Selling, general and administrative           1,946,383        4,552,836
   Costs associated with asset impairments              --        1,471,026
                                            --------------   --------------
Total costs and expenses                         3,442,443        8,351,036
                                            --------------   --------------
Operating loss                                  (2,739,659)      (7,917,924)

Interest expense                                  (907,317)              --
Interest income                                     77,214          122,004
Other income                                            --            7,807
                                            --------------   --------------
Net loss                                    $   (3,569,762)  $   (7,788,113)
                                            ==============   ==============
Net loss per common share                   $         (.35)  $         (.88)
                                            ==============   ==============
Weighted average number of shares of
common stock and common stock equivalents
outstanding                                     10,339,127        8,810,664
                                            ==============   ==============








                   See Notes to Condensed Financial Statements.

Page 5
The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                                Three Months Ended
                                                     June 30,
                                               1997             1996


Net cash used by operating activities      $   (3,050,237)   $  (6,494,796)

Cash flows from investing activities:
  Additions to property and equipment             (73,495)        (227,328)
                                           --------------   --------------
Net cash used by investing activities             (73,495)        (227,328)

Cash flows from financing activities:
  Proceeds from issuance of debentures          4,800,000               --
  Proceeds from issuance of stock                      --        2,877,247
                                           --------------   --------------
Net cash provided by financing activities       4,800,000        2,877,247
                                           --------------   --------------
Net increase (decrease) in cash and cash
 equivalents                                    1,676,268       (3,844,877)

Cash and cash equivalents at beginning
of period                                       3,243,505       10,731,540
                                           --------------   --------------
Cash and cash equivalents at end of period $    4,919,773   $    6,886,663
                                           ==============   ==============

During the quarter ended June 30, 1997, $3,195,000 of the Company s 4% subordinated convertible debentures were converted into 1,275,753 shares of the Company s common stock.
















                 See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements (Unaudited)
June 30, 1997

1.     Basis of Presentation

    Subsequent to the issuance of the Company's Form 10-Q for the quarter ended June 30, 1997, and in connection with the review of a Registration Statement on Form S-3 filed by the Company, the Securities & Exchange Commission ("SEC") requested that the Company apply the accounting treatment suggested in an announcement made by the SEC related to the issuance of convertible debt securities. The Company determined that it was necessary to restate the accompanying condensed financial statements from those previously filed with the SEC to recognize the effect of the beneficial conversion feature of the subordinated convertible debentures issued by the Company in April 1997 (Note 3).

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

2.    Inventory

                          June 30, 1997       March 31, 1997
                          ----------------------------------
   Raw materials           $   568,441         $   434,569
   Work in process             150,611              43,341
   Finished goods              335,941             344,399
                          ----------------------------------
                           $ 1,054,993         $   822,309
                          ==================================

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

In connection with the transaction, the Company paid placement fees of $384,000 of which $192,000 was paid in cash and the balance by issuance of 30,918 shares ("Placement Shares") of the Company's common stock. In addition to the placement fees, the Company issued warrants to two parties to purchase 70,096 shares of the Company's common stock. Warrants to purchase 42,667 shares and 27,429 shares are exercisable through April 2002 at an exercise price of $6.75 and $7.00 per share, respectively. These warrants have been valued at approximately $163,000 as required by Financial Accounting Standard No. 123, Accounting for
Stock-Based Compensation.     Total deferred issuance costs, including
the placement fees and the value of the warrants, are amortized as
interest expense.      However, upon conversion of the related
debentures, the pro rata portion of any unamortized deferred issuance costs are charged to Additional Paid-in Capital. In addition, the Company has agreed to file and has filed a registration statement with the Securities and Exchange Commission to effect the registration of the Placement Shares. The Company has also agreed to effect the registration of the shares issuable upon conversion of the debentures in the event of certain amendments to certain securities regulations and has granted certain piggyback registration rights to the holders of the warrants.

    At a meeting of the Emerging Issues Task Force held on March 13, 1997, the staff of the SEC announced its position on the accounting treatment for the issuance of convertible debt securities with a beneficial conversion feature such as that contained in the subordinated convertible debentures issued by the Company. As required by this announcement, the beneficial conversion feature has been recognized and allocated to additional paid-in capital. The amount of the beneficial conversion feature was calculated to be $907,317 at the date of issuance of the subordinated convertible debentures, measured as the difference between the conversion price and the fair market value of the Company's common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The debentures are fully convertible into shares of the Company's common stock prior to June 30, 1997 and as such, the entire amount of the beneficial conversion feature has been charged to interest expense during the three months ended June 30, 1997. The accounting for this transaction has no effect on cash or total stockholders' equity.

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

As of June 30, 1997, the Company has reduced its number of full-time employees to approximately 50 as compared with 140 at June 30, 1996. The Company anticipates that this number may increase in the event of expected growth in sales over the remainder of the fiscal year, principally in the areas of manufacturing , sales and marketing.

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

    Interest expense in the amount of $907,317 was recognized during the quarter ended June 30, 1997 related to the issuance of the subordinated convertible debentures representing the beneficial conversion feature associated with the debentures. The amount was measured at the date of issuance of the subordinated convertible debentures as the difference between the conversion price and the fair of the Company's common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The accounting for this transaction has no effect on cash or on total stockholders' equity.


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

                                           THE PANDA PROJECT, INC.

Date:  January 16, 1998

                                        By: /s/ C. DARYL HOLLIS
                                           -------------------------
                                           C. Daryl Hollis
                                           Chief Financial Officer
                                           (On behalf of the Registrant
                                            and as Principal Financial
                                            and Accounting Officer)

Page 15
                             EXHIBIT INDEX


Exhibit                      Description of Exhibit
-------                      ----------------------

10.1 * # License Agreement, executed as of July 15, 1997, between the Company and LG Cable & Machinery Ltd.

10.2 # Standard Industrial Lease Agreement, dated as of July 16, 1997, between the Company and IBG Huntwood Associates.

27            Financial Data Schedule

----------------
* - Confidential treatment requested.
# - Previously filed.

[ARTICLE]                       5
[PERIOD-TYPE]                3-MOS
[FISCAL-YEAR-END]            MAR-31-1998
[PERIOD-END]                 JUN-30-1997
[CASH]                       4,919,773
[SECURITIES]                 0
[RECEIVABLES]
[ALLOWANCES]
[INVENTORY]                  1,054,993
[CURRENT-ASSETS]             6,899,620
[PP&E]                       5,037,251
[DEPRECIATION]               2,505,536
[TOTAL-ASSETS]               9,789,194
[CURRENT-LIABILITIES]        2,825,409
[BONDS]                      0
[PREFERRED-MANDATORY]        0
[PREFERRED]                  0
[COMMON]                     114,314
[OTHER-SE]
[TOTAL-LIABILITY-AND-EQUITY] 9,789,194
[SALES]                      308,530
[TOTAL-REVENUES]             702,784
[CGS]                        343,820
[TOTAL-COSTS]                343,820
[OTHER-EXPENSES]             3,098,623
[LOSS-PROVISION]             0
[INTEREST-EXPENSE]           907,317
[INCOME-PRETAX]              (3,569,762)
[INCOME-TAX]                 0
[INCOME-CONTINUING]          (3,569,762)
[DISCONTINUED]               0
[EXTRAORDINARY]              0
[CHANGES]                    0
[NET-INCOME]                 (3,569,762)
[EPS-PRIMARY]                (.35)
[EPS-DILUTED]                (.35)