Form 10-Q/A
period 1997-09-30
PANDA PROJECT INC
filed 1998-01-16
CIK 917736

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q/A

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the quarterly period ended September 30, 1997.

                                      or

[ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the transition period from     to
                                                      ----  ----
Commission File Number 0-24030

                           THE PANDA PROJECT, INC.
           (Exact name of registrant as specified in its charter)

           FLORIDA                                    65-0323354
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
                                                   ---   ---
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

Common Stock, $.01 Par Value  - 12,194,332 shares as of October 31, 1997

                         THE PANDA PROJECT, INC.

                                 Index

                                                                Page

Part I - Financial Information

Item 1 - Financial Statements (unaudited)

  Condensed Balance Sheets - September 30, 1997 and
    March 31, 1997                                                3

  Condensed Statements of Operations - Three and six months
    ended September 30, 1997 and September 30, 1996               4

  Condensed Statements of Cash Flows - Six months ended
    September 30, 1997 and September 30, 1996                     5

  Notes to Condensed Financial Statements - September 30, 1997   6-8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            9-12


Part II - Other Information

Item 1 -  Legal Proceedings                                        13

Item 2 -  Changes in Securities

Item 3 -  Defaults Upon Senior Securities                          13

Item 4 -  Submission of Matters to Vote of Security Holders     13-14

Item 5 -  Other Information                                     14-15

Item 6 -  Exhibits and Reports on Form 8-K                         15

Signature                                                          16

Exhibit Index                                                      17

Page 3
The Panda Project, Inc.
Condensed Balance Sheets
                                                September 30,   March 31,
                                                    1997          1997
                                                 (Unaudited)
                                                 (Restated)
ASSETS
Current Assets:
  Cash and cash equivalents                       $2,178,214 $   3,243,505
  Accounts receivable-trade (net of allowance
    of $161,742 at September 30, 1997 and
    $110,962 at March 31, 1997)                      458,145       165,093
  Inventory                                          968,820       822,309
  Other receivables                                  404,288        18,905
  Prepaid expenses and other current assets          307,729        98,963
                                                ------------  ------------
Total current assets                               4,317,196     4,348,775
                                                ------------  ------------

Property and equipment, net                        2,723,661     2,823,798
Restricted cash                                      260,000       150,000
Other assets                                           9,969        14,747
                                                ------------  ------------
    Total assets                                $  7,310,826  $  7,337,320
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $  1,679,798  $    852,388
  Accrued compensation and employee benefits          88,049        60,934
  Accrued expenses and other current liabilities   1,323,013     1,611,123
                                                ------------  ------------
Total current liabilities                          3,090,860     2,524,445


Stockholders' Equity:
  Common Stock, $.01 par value, 50,000,000
    shares authorized 12,179,701 shares at
    September 30, 1997 and 10,124,643 shares
    at March 31, 1997 issued and outstanding         121,798       101,247
  Additional paid-in capital                      64,245,861    58,627,529
  Accumulated deficit                            (60,147,693)  (53,915,901)
                                                ------------  ------------
Total stockholders' equity                         4,219,966     4,812,875
                                                ------------  ------------
    Total liabilities and stockholders' equity  $  7,310,826  $  7,337,320
                                                ============  ============
The Balance Sheet at March 31, 1997 has been derived from the audited financial statements of the Company at that date.
             See Notes to Condensed Financial Statements.

Page 4

The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)

                               Three Months Ended        Six Months Ended
                                  September 30,             September 30,
                               1997          1996        1997           1996
                                                      (Restated)
Revenues:
   Product sales           $    392,485 $    837,359 $    701,015 $  1,433,929
   Licensing fees               250,000                   250,000         -
   Contract research and
    development revenues        441,470                   835,724         -
   Less returns and
    allowances                     -         (19,746)        -        (183,204)
                           ------------ ------------ ------------ ------------

   Net revenues            $  1,083,955      817,613 $  1,786,739 $  1,250,725

Costs and expenses:
   Cost of sales                435,138    1,398,674      778,960    2,188,780
   Research and development   1,050,581    1,923,880    2,202,821    3,460,948
   Selling, general and
    administrative            2,308,715    3,690,933    4,255,089    8,243,769
   Costs associated with
    asset impairments              -            -           -        1,471,026
                           ------------ ------------ ------------ ------------
Total costs and expenses      3,794,434    7,013,487    7,236,870   15,364,523
                           ------------ ------------ ------------ ------------
Operating loss               (2,710,479)  (6,195,874)  (5,450,131) (14,113,798)

Interest expense                   -            -        (907,317)        -
Interest income                  49,021      140,452      125,957      267,858
Other income (expense)             (580)       5,402         (301)       7,807
                           ------------ ------------ ------------ ------------
Net loss                    $(2,662,038)$ (6,050,020) $(6,231,792)$(13,838,133)
                           ============ ============ ============ ============

Net loss per common share  $       (.22)$      (0.61)$       (.56) $     (1.48)
                           ============ ============ ============ ============
Weighted average number of
shares of common stock and
common stock equivalents
outstanding                  12,076,161    9,898,465   11,212,390    9,364,640
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












               See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements (Unaudited)
September 30, 1997

1.    Basis of Presentation

    Subsequent to the issuance of the Company's Form 10-Q for the quarter ended September 30, 1997, and in connection with the review of a Registration Statement on Form S-3 filed by the Company, the Securities & Exchange Commission ("SEC") requested that the Company apply the accounting treatment suggested in an announcement made by the SEC related to the issuance of convertible debt securities. The Company determined that it was necessary to restate the accompanying condensed financial statements from those previously filed with the SEC to recognize the effect of the beneficial conversion feature of the subordinated convertible debentures issued by the Company in April 1997 (Note 3).

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

3.    Subordinated Convertible Debentures

During April 1997, the Company completed a private placement of $4.8 million of 4% subordinated convertible debentures. The debentures were due two years from the date of issuance and were convertible into shares of common stock at the lower of $5.625 per share or 82% of the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the date of conversion. During June and July 1997, all of such debentures were converted into an aggregate of 1,996,825 shares
of the Company's common stock.      Total deferred issuance costs related to
the debentures, including placement fees of $384,000 and the value of warrants of $163,000, are amortized as interest expense. However, upon conversion of the debentures, the pro rata portion of any remaining deferred issuance costs was charged to Additional Paid-in Capital.

    At a meeting of the Emerging Issues Task Force held on March 13, 1997, the staff of the SEC announced its position on the accounting treatment for the issuance of convertible debt securities with a beneficial conversion feature such as that contained in the subordinated convertible debentures issued by the Company. As required by this announcement, the beneficial conversion feature has been recognized and allocated to additional paid-in capital. The amount of the beneficial conversion feature was calculated to be $907,317 at the date of issuance of the subordinated convertible debentures, measured as the difference between the conversion price and the fair market value of the Company's common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The debentures were fully convertible into shares of the Company's common stock prior to June 30, 1997 and as such, the entire amount of the beneficial conversion feature was charged to interest expense during the three months ended June 30, 1997. The accounting for this transaction has no effect on cash or total stockholders' equity.

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

During November 1997, the Company and William J. Sarubbi, the Company's former Vice President of Sales, agreed to dismiss the lawsuit filed against the Company by William Sarubbi in April 1996 with no obligation owed by the Company.

There are various legal proceedings and claims pending against the Company, including disputes with a former director of the Company. While it is not possible to determine the ultimate outcome of these matters, it is the opinion of management, based on advice from counsel, that the resolution of such matters will not have a material adverse effect on the Company's financial position.

5.    Equity

During the annual meeting of shareholders held on August 12, 1997, an amendment to the Company's Articles of Incorporation was approved which allows the Company to issue up to 2,000,000 shares of preferred stock.

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

Cost of sales related to the sale of Archistrat Computers decreased to $435,138 from $1,398,674 during the quarter ended September 30, 1997 compared to the same period of the previous year, and decreased to $778,960 from $2,188,780 during the six months ended September 30, 1997 compared to the same period of the previous year. The decreases relate to the lower amount of product sales and a significant reduction in the amount of charges recognized related to inventory write downs, scrap and rework during the prior year.

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

Selling, general and administrative (SG&A) expenses for the quarter and six months ended September 30, 1997 decreased 37% and 48%, respectively, as compared to the same periods of the prior year. The net decrease in SG&A expenses for the quarterly periods is due principally to a reduction in work force. The average number of full-time employees decreased from 121 for the quarter ended September 30, 1996 to 62 for the quarter ended September 30, 1997. Employee compensation and benefit costs also substantially contributed to the overall reduction in SG&A expenses for the six months ended September 30, 1997 compared to the same period of the prior year. The average number of full-time employees decreased from 133 to 60 for the six months ended September 30, 1996 and 1997, respectively. In addition, selling and marketing expenses decreased during this period as a result of focusing on specific niche markets for the Company's Archistrat Computers as well as utilizing independent manufacturing sales representatives to

Page 11
supplement the Company's sales force regarding the sale of the Company's technology products.

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

Part II - Other Information

Item 1. Legal Proceedings
        Not applicable

Item 2. Changes in Securities
        At the Annual Meeting of Shareholders held on August 12, 1997, an amendment to the Company's Articles of Incorporation was approved which allows the Company to issue up to 2,000,000 shares of Preferred Stock. The Board of Directors may, without action by the shareholders, designate and issue such Preferred Stock in one or more series, and may designate the dividend rate, voting rights and other rights, preferences and restrictions of each series, all or any of which may be greater than the rights of holders of Common Stock of the Company.

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

            2)  Amend the Company's
                Amended and Restated
                Articles of Incorpor-
                ation to establish
                a class of Preferred
                Stock consisting of
                2,000,000 shares:
                                                                 Broker Held
                                   For     Against    Abstained   Non-Voted

                               4,623,314   156,055     34,022     2,955,170

Page 14
            3)  Amend the Company's
                Amended and Restated
                Articles of Incorpor-
                ation and By-Laws
                to establish a class-
                ified Board of Directors
                consisting of three
                classes serving staggered
                terms, and to provide
                for amended procedures
                for changing the number
                of directors, removing
                directors, filling
                vacancies on the Board
                and other related matters:
                                                              Broker Held
                                For     Against    Abstained   Non-Voted

                             4,607,578  171,074      34,739    2,955,170

             4)  Amend the Company's
                 Nonemployee Directors
                 Stock Option Plan:

                                     For     Against    Abstained

                                  7,626,490  111,147      30,924

             5)  Ratification of Price
                 Waterhouse LLP as the
                 Company's independent
                 auditors for 1998:
                                      For     Against    Abstained
                                   7,558,248   19,141      12,057

The foregoing matters are described in detail in the Registrant's definitive proxy statement dated August 12, 1997, for the Annual Meeting of Shareholders held on August 12, 1997.

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

        In August 1997, the Company hired Melissa Crane, wife of Stanford
        W. Crane, Jr., as Director of Strategic Business at an annual salary of $100,000 per year. In September 1997, Ms. Crane was granted an option to purchase 50,000 shares of Common Stock of the Company at an exercise price of $6.13 per share. Such options expire on September 19, 2007. Options to purchase 10,000 of these shares of Common Stock are exercisable six months from the date of grant and the remainder become exercisable in equal annual installments on the first, second, third and fourth anniversaries of grant. In October 1997, the Board of Directors approved the payment of a bonus of $25,000 to Ms. Crane in connection with the achievement of certain marketing objectives. In November 1997, the Board of Directors elected Ms. Crane Vice President of Strategic Business and authorized an increase in her annual salary to $125,000 per year.

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
                                     Officer)

                               EXHIBIT INDEX


Exhibit                        Description of Exhibit              Page
-------                        ----------------------              -----

4.1                             Amended and Restated Articles of
                                Incorporation of the Company,
                                as amended (filed as Exhibit 3.1
                                to the Company's Registration
                                Statement on Form S-3 filed with
                                the Securities and Exchange
                                Commission on November 3, 1997)      *

3.2                             Amended and Restated By-Laws of
                                the Company (filed as Exhibit 3.2
                                to the Company's Registration
                                Statement on Form S-3 filed with
                                the Securities and Exchange
                                Commission on November 3, 1997)      *

27                              Financial Data Schedule

99.1                            Amended and Restated Nonemployee
                                Director Stock Option Plan           #

-----------------
* Incorporated herein by reference.
# Previously filed.

[ARTICLE]                            5
[PERIOD-TYPE]                    6-MOS
[FISCAL-YEAR-END]            MAR-31-1998
[PERIOD-END]                 SEP-30-1997
[CASH]                         2,178,214
[SECURITIES]                           0
[RECEIVABLES]                    619,887
[ALLOWANCES]                    (161,742)
[INVENTORY]                      968,820
[CURRENT-ASSETS]               4,317,196
[PP&E]                         5,573,735
[DEPRECIATION]                (2,850,074)
[TOTAL-ASSETS]                 7,310,826
[CURRENT-LIABILITIES]          3,090,860
[BONDS]                                0
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[COMMON]                         121,798
[OTHER-SE]                             0
[TOTAL-LIABILITY-AND-EQUITY]  7,310,826
[SALES]                        1,786,739
[TOTAL-REVENUES]               1,786,739
[CGS]                            778,960
[TOTAL-COSTS]                    778,960
[OTHER-EXPENSES]               6,457,910
[LOSS-PROVISION]                  50,826
[INTEREST-EXPENSE]               907,317
[INCOME-PRETAX]               (6,231,792)
[INCOME-TAX]                           0
[INCOME-CONTINUING]           (6,231,792)
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                  (6,231,792)
[EPS-PRIMARY]                       (.56)
[EPS-DILUTED]                       (.56)