Form 10-K
period 1997-12-31
PANDA PROJECT INC
filed 1998-03-25
CIK 917736

FORM 10-K
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                           Annual Report
                           -------------
(Mark One)
[]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 1997 to December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at February 27, 1998

                            $42,140,785

Number of shares of Common Stock, $.01 par value, outstanding at
February 27, 1998.
                             12,221,050

                 Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than April 30, 1998.

                      The Panda Project, Inc.
                             Form 10-K
                               Index

                               Part I

Page

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                              Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

                             Part III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and
         Management
Item 13. Certain Relationships and Related Transactions

                             Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         Signatures

                               PART I
Item 1.  Business

The Panda Project, Inc. ("the Company") is a technology company engaged in the development, manufacture and sale of computer systems, including the Archistrat line of powerful, modular workstations and the recently announced Rock City line of desktop computers ("the Computer Systems"), and the Company's proprietary semiconductor packaging and interconnect devices ("the Technology Products"). The features and design of the Computer Systems and the Technology Products, many of which are covered by United States and foreign patents or patent applications, are intended to address the need for greater bandwidth in electronics products. According to Fleck Research, a leading market research and consulting firm, the next ten years could be described as the decade of bandwidth due to the need for products and components that will accommodate the increased operating speeds of more powerful and complex microprocessors. The Company believes that its products will satisfy the market's demand for increased bandwidth in computer, telecommunications, automotive and other electronics industries by facilitating the use of new generations of these advanced microprocessors.

COMPUTER SYSTEMS

The Company manufactures and sells its computer systems under the brand names Archistrat ("the Archistrat Computers") and Rock City ("the Rock City Computers"). Each product line makes use of one or more of the Company's Technology Products in order to differentiate it from competing products and to accelerate market acceptance of the Technology Products by demonstrating their value in a specific application. Currently, the Company incorporates its high density interconnect device, the Compass Connector, into the Archistrat Computers and incorporates both the Compass Connector and the Company's semiconductor package, VSPA, into the Rock City Computers.

The Company's Computer Systems have several design features which differentiate them from competing products. The computers utilize a patented 256-bit passive backplane (as opposed to the less powerful 64-bit and 128-bit designs available in competing products) and feature pluggable daughterboards for memory, peripherals and processors. By incorporating the high density Compass Connector and the VSPA semiconductor package with their increased capacity to access and transport increased volumes of data and dissipate heat more efficiently, the Computer Systems are able to exploit the more powerful 256-bit backplane architecture to achieve high performance levels. In addition, the pluggable nature of the Compass Connector combined with its high density makes possible the unique modular design, thereby permitting the separation of the traditional computer motherboard into individual components containing the microprocessor, the memory chips and peripheral devices while allowing for quicker and more efficient transmission of data signals. Also, certain future models of the Rock City Computers are expected to make use of the Company's proprietary multi-chip module SRAM memory chip packaged in the VSPA semiconductor package to further enhance the performance of the microprocessor. This multi-chip module is mounted on the modular processor card, thereby reducing the distance the electric signals are required to travel. All the Computer Systems are capable of accommodating a variety of microprocessors, peripheral devices and operating systems.

The innovative design and architecture of the Rock City Computers, which represents an extension of the architecture of the Archistrat Computers, was first displayed at the Comdex show in late 1997 as Interfaced Optimized Architecture, or IO_A. The formal launch of the first Rock City product is expected to occur in April 1998. The initial Rock City model will compete in the sub-$1,000 price category but will offer buyers the unique appearance of a "computer in a cube", better performance and more features than products in a comparable price range. Based on projections by Forrester Research, Inc., as reported in the March 23, 1998 issue of Business Week, more than 60% of U.S. households will have at least one personal computer by 2002, up from about 45% in 1998. According to this same research, the home PC market is expected to reach 17.5 million units per year by 2002. A significant portion of this market is expected to be in the sub-$1,000 price range.

Future models of the Rock City Computers are expected to feature higher performance processors, including the DEC Alpha processors, and more extensive options, as well as permit processor and memory upgrades and additions of more complex peripheral devices. Some of these models are expected to have performance capabilities that will permit their use as high end workstations for use in CAD and animation applications. Pricing of future models is expected to be competitive with comparable models offered by competing manufacturers.

While the Company continues to produce and market certain of its Archistrat Computers for use as servers, it is of the opinion that the CAD and animation workstation markets are the most promising areas for utilizing the high performance features of the Archistrat Computers and for certain future models of the Rock City Computers. The Company believes, based on the results of independent tests of workstations using comparable processors and operating systems, that the Company's Computer Systems achieve higher performance levels than those of competing suppliers.

The workstation market is currently estimated by Aberdeen Group to approximate $20 billion and to be among the fastest growing markets for computer systems. According to Aberdeen Group, the animation workstation market alone is estimated to approximate $20 billion by the year 2000.

TECHNOLOGY PRODUCTS

The proliferation of increasingly comprehensive and sophisticated computer operating systems and applications software, along with the explosive growth in Internet usage, have created the need for substantially more bandwidth in computer and other electronic devices. Bandwidth refers to the capacity for transmitting data inside the electronic device as well as between two or more devices. In recent years, improvements in the speed at which microprocessors can process data have far outpaced the data transmission capacity of other electronic components and of the connectors and lines which link the devices. The resulting bandwidth bottlenecks have effectively negated some of the improvement in processing speed attributable to the enhanced microprocessors. The Company's Technology Products include semiconductor packages and interconnect devices which incorporate designs which the Company believes enable these products to effectively address the bandwidth bottlenecks. In addition, these products, which are protected by a variety of patents which have either been issued or for which applications are currently pending, have significant advantages over currently available products, including:

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

     COMPATIBILITY; REDUCED COST OF MANUFACTURE. The Technology Products are intended to be compatible with existing industry standards. Thus, for example, while one of the Company's semiconductor packages (VSPA) incorporates a proprietary array of electrical leads, the space (pitch) between the leads, which is of critical importance in the computer manufacturing process, is no smaller than that of conventional packages such as Plastic Quad Flat Pack and Ball Grid Array packages. In addition, use of VSPA in the manufacture of microprocessors is compatible with standard die bonding and wire bonding equipment and procedures. Further, because the integration of VSPA with microprocessors and other peripherals requires fewer steps than conventional technologies, the Company believes manufacturers utilizing the Technology Products will experience reduced production cost.

SEMICONDUCTOR PACKAGES
----------------------

Semiconductor packages are plastic or ceramic packages that house and protect the small silicon components (each referred to as a die) which are responsible for a computer's functions, such as the microprocessor, memory, graphics or other devices that perform specialized tasks. They also provide conductive leads through which electric signals containing data processed by the die can be accessed at various contact points on the die. Generally, the leads in traditional semiconductor packages emerge from the package's perimeter in a single layer ("peripherally-leaded packages") or they emerge and extend perpendicularly from the bottom of the package in several rows ("pin-grid-array packages" or "PGAs"). The leads extending from peripherally-leaded packages are usually mounted directly to the surface layer of a printed circuit board ("PCB") using surface mounted technology or "SMT". The leads extending from PGA packages are either plugged into a base mounted on the PCB or inserted directly into holes drilled through each of the PCB's layers.

The Company has developed and patented two semiconductor packages:
VSPA, which is a form of peripherally-leaded package, and Compass PGA, a pluggable pin-grid-array package.

VSPA is a plastic package designed for SMT use to extend the capability of the Plastic Quad Flat Pack (PQFP) family of packages to higher pin counts and more numerous configurations. PQFPs are currently the most widely used type of peripherally-leaded package. Based on the most recently-available data compiled by Tech Search International, PQFPs represent approximately 83% of the semiconductor package market, which is currently estimated to exceed $30 billion and to be experiencing a compound annual growth rate of more than 20%. Generally, PQFP packages are available with a total number of leads (or pin count) of less than 304. VSPA, on the other hand, is designed to accommodate a wide range of pin counts.

VSPA's higher pin counts are derived from its three-dimensional design in which two or more rows of pins emerge from the perimeter. This patented design not only permits the package to house a significantly higher number of leads which can be wire-bonded to the die, it also allows for a more relaxed pitch (increased space between the leads) providing increased performance and more efficient mounting to the PCB. By stacking the leads (providing for additional rows of leads stacked and staggered above each other), the VSPA package can significantly reduce the amount of space required on the PCB.

The Company believes VSPA offers the best features of PQFPs and substrate Plastic Ball Grid Array (PBGA) with none of the penalties. It increases the package I/O and uses less space, yet still maintains superior electrical and thermal performance. The technology is scalable both in I/O and thermal management, thus offering a wider range of solutions to the chip designer seeking optimum integrated chip performance.

The Company also believes that VSPA is the ideal package for multi-chip module devices (MCMs), which are semiconductors that contain two or more dies housed in a single package. The Company believes, based on available data, that the use of MCMs will increase significantly over the next few years as silicon designers seek to achieve higher performance from semiconductors.

In January 1997, the VSPA package received registered outline approval from the Electronic Industries Association's JEDEC JC-11 Committee, thereby establishing VSPA (or PQFP-B, as it is called in JEDEC documents) as an industry standard outline to facilitate uniform application on a worldwide basis. JEDEC is the semiconductor engineering standardization body of the Electronic Industries Association, a national trade association that represents all areas of the electronics industry.

In November 1997, the Company introduced its first MCM product, an eight chip module housing 4 MB of SRAM in a 516 pin, three row VSPA package measuring 1.647 inches by 1.478 inches. Included among the eight chips are four proprietary silicon bridges designed by the Company which reduce the inter-chip connections by more than 50% when compared with single chip solutions.

Also in November 1997, the Company introduced its 480 pin three row VSPA te (thermally enhanced) package which is designed for either single or multi-chip module high power semiconductor applications. Preliminary tests performed in the Company's labs indicate the 480/3 VSPA te is currently capable of dissipating approximately 50 watts of heat.

In January 1998, the Company received a production order for VSPA in excess of $1 million. The order is for VSPA parts that will be used in an identification device being produced by Veridicom, Inc. Shipment of the order is expected to begin in the second quarter of 1998.

The Company currently has approximately twelve active design projects with current or potential customers for VSPA applications. While the Company believes that production orders may result from some or all of these design projects, there can be no assurance that any of these activities will result in sales of the VSPA product.

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

INTERCONNECT PRODUCTS
---------------------

The Company's interconnect product, the Compass Connector, is the enabling technology of the Company's Computer Systems, leading to their higher performance levels and permitting their modularity and scalability. The Compass design consists of insulator posts constructed of a highly stable liquid crystal polymer surrounded by four leads which are mated with related sockets mounted on a PCB. This configuration allows multiple leads to be connected in one area, thereby enabling the design and construction of smaller electronic devices.

While providing a strong electrical contact, the patented Compass design is pluggable and compatible with SMT processes. The Company believes this will provide numerous benefits, such as ease of manufacture and servicing, flexibility in configuring computer systems and upgradeability.

The version of the Compass Connector currently in use in the Archistrat Computers provides for 132 contacts per linear inch. This compares with less than 80 contacts per linear inch for traditional connectors. The most recent version of Compass (Compass V) is used in the Rock City Computers. Compass V is produced by one of the Company's licensees of the Compass technology and provides 146 contacts per linear inch. The Company believes that the Compass design is capable of providing up to 368 contacts per linear inch, several times the capabilities of connectors currently available.

MANUFACTURING

The Company is a party to an agreement with a contract manufacturer to manufacture certain subassemblies and perform final assembly of the Computer Systems and has identified certain other potential manufacturers and suppliers for its subassembly and component needs. In the opinion of the Company, it has the capability to assemble sufficient quantities of Computer Systems to meet current orders and the anticipated demand for the foreseeable future.

In the event the Computer Systems become more widely commercialized, the Company believes it will be able to negotiate satisfactory additional manufacturing and supply contracts. The Company has identified suppliers for its subassemblies and component needs related to the manufacture of the Computer Systems and is currently able to procure sufficient supply of these parts to meet its manufacturing needs. The Company believes it will be able to negotiate satisfactory additional supply contracts, as necessary, to meet its future manufacturing needs. However, the failure to do so could have a material adverse effect on the Company. While the Company believes that the components for the Computer Systems are available from multiple sources, the Company anticipates that it will obtain certain of them from a single or limited number of sources of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with components to be used in the Computer Systems on commercially reasonable terms, or at all, delays in securing alternative sources of supply would result and would have a material adverse effect on the Company's operations.

The Company has developed the ability to manufacture the VSPA semiconductor package in its own facility in Boca Raton, Florida, using an automated machine designed and built by the Company. The machine has a wide range of flexibility in terms of the pin count of the VSPA packages it will produce, and its production capacity ranges from 235,000 parts per month to 290,000 parts per month, depending upon the pin count of the package (i.e., the higher the pin count, the lower the monthly production capacity). The first machine became operational in late September 1997 and the second machine, after undergoing refinements based on data derived from operating the first machine, was operational in early 1998. A third machine is currently being built. Although these machines have been designed and developed by the Company, most of the components from which they are built are available from multiple suppliers. The Company believes these machines can be readily replicated to increase manufacturing capacity as demand for VSPA increases. If the Company is successful in commercializing VSPA, such commercialization will require the Company to expand its manufacturing capacity for VSPA parts or enter into additional licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of VSPA parts. See "Marketing and Strategic Relationships".

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

The Company has an arrangement with LG Cable & Machinery, Ltd., a unit of Korea-based LG Group and a licensee of the Company's Compass technology, to acquire the Compass V Connectors for use in its Rock City Computers and for distribution as discrete parts to customers. The Company believes that this source of supply is sufficient to meet the demand for Compass V Connectors for the foreseeable future. If the Company is successful in commercializing the Compass V Connector for use by third parties, such commercialization may require the Company to expand its manufacturing capacity for Compass V Connectors or enter into additional licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of Compass Connectors. See "Marketing and Strategic Relationships".

MARKETING AND STRATEGIC RELATIONSHIPS

In June 1996, September 1996 and July 1997, respectively, the Company licensed the VSPA semiconductor packaging technology to AMP, Incorporated, Pantronix Corporation and LG Cable & Machinery, Ltd. Under the terms of each licensing agreement, the licensee has been granted world-wide rights to manufacture VSPA for its own use and for sale to third parties. In addition, the agreement with AMP permits AMP to have exclusive rights to use VSPA technology in ATM and Fast Ethernet applications for a limited period of time. Each agreement provides for the payment to the Company of a royalty based on an amount per pin which increases based on the size of the package in accordance with a schedule in the agreement. Except for the receipt from LG Cable of a license fee in the amount of $250,000, the Company has received no revenue under any of these arrangements and is unable to predict the amount of sales revenue or royalty revenue, if any, that may be earned by the Company under these agreements, or when, if ever, such revenue might be earned.

In October 1996, the Company and Stanford W. Crane, Jr., the Company's President and Chairman, entered into an agreement with LG Cable & Machinery Ltd. under which LG Cable was granted a license to the Compass technology. The license granted to LG Cable is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. LG Cable has built a production facility in Korea for production of Compass V, an enhanced version of the Compass Connector. Based on information supplied to the Company by LG Cable, production of Compass V reached 250,000 parts per month in January 1998 and is expected to reach 500,000 parts per month in mid-1998. Under the terms of the agreement, LG Cable is to pay the Company and Mr. Crane a royalty based on the sales price of each Compass Connector produced and sold. See "Patents; Proprietary Information". Such royalties are to be divided equally between the Company and Mr. Crane. The Company expects to be entitled to receive royalties under this agreement with respect to sales made by LG Cable during the first quarter of 1998.

The Company markets its Technology Products through a combination of direct sales personnel and independent manufacturer's representatives. At the present time, the Company has four employees directly engaged in the sales and marketing of its Technology Products and is engaged in recruiting additional personnel to supplement the activities of these employees. In addition, the Company has entered into sales representation agreements with 12 separate independent sales organizations to market the Company's Technology Products in certain specific regions of the United States as well as in Taiwan and Europe. The Company is also seeking additional independent manufacturer's representatives in other identified regions of the United States.

The Company markets its Computer Systems through its own sales force, which currently is comprised of 8 persons including field systems engineers and sales support staff, through value added resellers (VAR) and system integrators, and through independent sales representatives. The Company currently has 12 active VARs and four independent sales representatives, and expects to enter into additional agreements during the next 12 months. In addition to the aforementioned channels, the Company plans to market the Rock City Computers through a dedicated web site on the Internet and through the use of an outside telemarketing company.

BACKLOG

As of March 15, 1998, the Company's revenue backlog amounted to approximately $1,630,000 including approximately $136,000 related to the DARPA agreement, and $100,000 of licensing fees due from LG Cable, but excluding an additional $200,000 of licensing fees due from LG Cable in 1999 and 2000. The Company expects to completely fill the current backlog within the current fiscal year. As of March 31, 1997, the Company's revenue backlog consisted of the unearned portion of the DARPA agreement of approximately $1,109,000, licensing fees of $100,000 and Computer Systems of approximately $184,000.

RESEARCH AND DEVELOPMENT

The Company's principal research and development efforts to date have been devoted to the design and development of VSPA, Compass PGA, the Computer Systems and related technologies. During the fiscal years ended March 31, 1996 and 1997 and the nine months ended December 31, 1997, the Company spent $7,955,000, $5,723,000 and $3,255,000, respectively, on research and development.

In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company's VSPA electronic package whereby the government will contribute approximately $1.8 million to the project over a period of 18 months. The agreement requires the Company to match the $1.8 million with $2.7 million of development costs associated with the project. During the year ended March 31, 1997 and the nine months ended December 31, 1997, the Company incurred development costs associated with this project of approximately $1.2 million and $2.1 million, respectively.

The Company currently anticipates that its research and development activities over the next year will focus on enhancements to the automated machine for producing VSPA, developing specific applications of VSPA and the Compass Connector and continuing development related to both the Archistrat Computers and the Rock City Computers. The Company believes that its spending on research and development in the current fiscal year will approximate the amount spent during the previous twelve months.

PATENTS; PROPRIETARY INFORMATION

As of December 31, 1997, the Company had obtained 11 United States patents and an aggregate of 38 foreign patents. In addition, the Company had pending a total of 19 United States and 21 foreign patent applications. These patents and pending applications relate to VSPA, Compass PGA, the design of both the Archistrat Computers and the Rock City Computers, the use of the Compass Connector in Compass PGA and in the Computer Systems, and a PCB manufacturing technology known as Well Tech PCB. The Company's foreign patent filings have been made in selected countries, including the Republic of China (Taiwan), Germany, the United Kingdom, Ireland and France. The Company will continue to file applications in certain foreign jurisdictions to secure protection in those jurisdictions in accordance with the Patent Cooperation Treaty and the Paris Convention for the Production of Industrial Property (which allows such filings to relate back to the original filing date in the United States) covering the Company's technology and proposed products. To the extent possible, the Company also intends to file patent applications with respect to products and technology that it may develop in the future. The failure of the Company to obtain any patents for which applications are pending could have a material adverse effect on the Company's ability to successfully commercialize its technology and proposed products.

Pursuant to a license agreement entered into in January 1996 between the Company and Mr. Crane (the "Crane-Panda License"), Mr. Crane has granted the Company the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of the Company's Archistrat Computers and the development and commercialization of Compass PGA. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below and supersedes an earlier license agreement between Mr. Crane and the Company relating to the Compass Connector. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results - Dependence On The Crane-Panda License Agreement; Potential Conflicts Of Interest. Under the Crane-Panda License, the Company is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Archistrat Computers or other computer system or assembly. The Company may grant sublicenses under the Crane-Panda License, but only for the use of products as incorporated in the Archistrat Computers or other computer system or assembly. To date, there have been no sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License. The Crane-Panda License obligates the Company to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that the Company becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. The Company is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would have a material adverse effect on the Company. There can be no assurance that conflicts of interest will not arise with respect to the Crane-Panda License or that such conflicts will be resolved in a manner favorable to the Company. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

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

The Company has registered four trademarks, including three related to the Archistrat Computers, with the U.S. Patent and Trademark Office and has applied for appropriate trademark, copyright and other legal protection for its product names, logos and other identifications. There can be no assurance that the Company will not be precluded by others from using any of such identifications or creating proprietary rights with respect to them.

COMPETITION

The markets that the Company has entered and intends to enter with its Computer Systems and Technology Products are characterized by intense competition. In marketing these products, the Company is and will be competing with many well established companies with substantially greater resources than the Company.

The Company's Computer Systems compete with various products produced and marketed by a large number of companies. The CAD and animation workstation configuration of the Archistrat Computers, which the Company believes to be the most promising area for utilizing the high performance features of the Archistrat Computers, as well as certain future models of the Rock City Computers, compete or are expected to compete with products offered by companies such as Silicon Graphics, Inc., Sun Microsystems, Inc., Digital Equipment Corp., Hewlett-Packard Co. and Intergraph Corporation. Other models of the Rock City Computers, including the sub-$1,000 model expected to be launched late in the first quarter of 1998, compete or are expected to compete with products offered by companies such as Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., Hewlett-Packard Co. and International Business Machines Corporation.

Many of the Company's competitors for its Technology Products design, manufacture and/or market semiconductor packages, interconnect devices and other related components. Some of these competitors offer semiconductor packages, including peripherally-leaded SMT packages, pin grid arrays and ball grid arrays which can be used as alternatives to VSPA and Compass PGA. Although the Company believes that VSPA (and Compass PGA, when fully developed) offer significant performance advantages over currently available semiconductor packages, no assurance can be given that the advantages anticipated by VSPA and Compass PGA will be realized or, if realized, gain market acceptance.

Many of the Company's competitors, including those named above, have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and servicing of their products and technology. Certain of these competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition and downturns in the market for computers, semiconductor packages and interconnect devices. In addition, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. The markets for technology and products currently available from and being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will depend on its ability to successfully market its existing products in a timely and cost-competitive manner, to complete the development and successfully introduce to the marketplace those products that are currently under development, to continually enhance and improve all its current and future products and technology and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its existing and proposed products or technology or adapt them satisfactorily.

EMPLOYEES

At February 28, 1998, the Company had 68 full-time employees and one part-time employee. Mr. Crane divides his time between product research, development and testing and general management. The Company considers it relations with its employees to be good. None of the Company's employees are represented by labor unions.

ITEM 2.  PROPERTIES

The Company leases its principal offices in Boca Raton, Florida, totaling approximately 27,500 square feet which were used to house a significant part of the Company's operations, including research and development, administration and other operations during the nine months ended December 31, 1997. Under the terms of the lease, as amended, the Company is required to make monthly rental payments of approximately $34,000, increasing to approximately $37,000 during the last year of the lease which expires on March 31, 2001.

The Company also leases three nearby facilities in Boca Raton, Florida totaling approximately 11,000 square feet, which house the Company's machining operations, the design and production of the automated machines for producing VSPA parts and current VSPA production. The leases with respect to these facilities require total monthly rental payments of approximately $7,300.

The Company also leases approximately 50,000 square feet in Hayward, California, that houses the Company's Archistrat Computer assembly operation, and certain administrative and sales and marketing operations. The lease agreement is for a term of five years with monthly rental fees of approximately $18,000 increasing to approximately $24,000 in the fifth year of the lease. Approximately 21,000 square feet of this facility has been subleased since October 1997 under the terms of a sublease agreement that provides for monthly payments to the Company of approximately $8,600. On March 3, 1998, the sublessee notified the Company that, as permitted under the terms of the sublease agreement, it was terminating the sublease as of April 1, 1998.

The Company also leases a facility in San Jose, California, which was previously used to house the Company's Advanced Design Group, manufacturing administrative personnel and certain sales personnel. The lease term is through December 1999 and calls for monthly lease payments of $4,394, increasing to $4,746 during the last year of the
lease.   Effective August 1, 1997, the Company entered into a sublease agreement with a term ending in December 1999 and which calls for monthly sublease payments to the Company of approximately $4,800.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

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


                                                 Common Stock
                                                 ------------
Quarterly Period Ended                         High          Low
----------------------                        -------      -------

1997
----

December 31, 1997                             $ 9.38       $ 3.81
September 30, 1997                            $ 7.31       $ 2.50
June 30, 1997                                 $ 6.00       $ 2.63
March 31, 1997                                $ 9.25       $ 3.75

1996
----

December 31, 1996                             $ 8.50       $ 3.38
September 30, 1996                            $13.50       $ 7.13
June 30, 1996                                 $20.88       $11.75
March 31, 1996                                $23.50       $15.75

As of February 15, 1998, there were approximately 298 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, in February 1998, the Company issued shares of Series A Preferred Stock, the terms of which prohibit the Company from paying any dividends on Common Stock or other shares junior in rank to the Series A Preferred Stock unless all dividends for all past quarterly periods have been paid or declared and a sum of cash or amount of shares sufficient for the payment thereof set apart. Further, the terms of the Series A Preferred Stock allow for the redemption of any outstanding shares of Series A Preferred in the event the Company declares a dividend (other than a dividend payable in Common Stock).

On each of October 6, 1997 and December 12, 1997, the Company issued 9,231 unregistered shares of its Common Stock to its current investor relations firm pursuant to a consulting agreement. These securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the nine month periods ended December 31, 1997 and 1996, and each of the years in the four year period ended March 31, 1997. This information is qualified in its entirety by, and should be read in conjunction with, the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this report. The following data insofar as it relates to the nine month period ended December 31, 1997 and each of the years in the four year period ended March 31, 1997 has been derived from audited financial statements, including the balance sheets at December 31, 1997 and March 31, 1997 and the related statements of operations and of cash flows for the nine months ended December 31, 1997 and each of the two years in the period ended March 31, 1997 and notes thereto appearing elsewhere herein. Results of operations for the nine months ended December 31, 1997 and 1996 are not necessarily indicative of a full year.

STATEMENT OF OPERATIONS DATA:
                        Nine Months Ended
                           December 31,                  Fiscal Year Ended March 31,
                     ------------------------  -------------------------------------------------
                        1997         1996         1997         1996         1995        1994
                                  (Unaudited)
Net revenues         $2,246,795   $2,091,132   $2,382,019  $   870,658  $      -     $      -
Research and
 development costs    3,255,335    4,786,838    5,722,717    7,954,924    3,494,260      887,318
Selling, general and
  administrative
  expenses            6,113,255   10,830,976   13,142,099   15,810,701    3,744,914      934,487
Costs associated with
  asset impairments        -       1,471,025    2,056,025         -            -            -
Net loss             (8,949,652) (17,217,703) (20,874,101) (23,894,426)  (6,931,346)  (1,800,340)
Basic and diluted
 loss per share          ($ .78)      ($1.79)      ($2.15)      ($3.07)      ($1.25)      ($0.63)
Weighted average
  shares outstanding 11,541,811    9,605,280    9,723,801    7,786,426    5,531,941    2,848,198

BALANCE SHEET DATA:
                            As of December 31,                  As of March 31,
                               -----------    --------------------------------------------------
                                  1997            1997         1996         1995          1994
Total assets                   $ 5,713,830    $ 7,337,320  $18,557,681  $10,245,133  $1,471,840
Total liabilities                3,616,126      2,524,445    3,690,090    1,069,810   1,709,735
Accumulated deficit            (62,865,553)   (53,915,901) (33,041,800)  (9,147,374) (2,216,028)
Stockholders' equity (deficit)
                               $ 2,097,704    $ 4,812,875  $14,867,591  $ 9,175,323 ($  237,895)

The Company computes per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Due to losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company s presentation of diluted earnings per share is the same as that of basic earnings per share. Basic and diluted loss per share data for the year ended March 31, 1994 has been restated to eliminate the effect of "cheap stock".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Statements in this Transition Report on Form 10-K that are not historical are to be regarded as forward-looking statements which are based on information available to the Company as of the date hereof and involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property litigation, and the factors detailed below under "Certain Factors That May Affect Future Results" or set forth from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

CHANGE IN FISCAL YEAR END

During September 1997, the Company decided to change its fiscal year from April 1 through March 31 to January 1 through December 31. The current fiscal period is for the transition period April 1, 1997 through December 31, 1997. For discussion and analysis purposes, the nine months ended December 31, 1997 are compared to the unaudited nine months ended December 31, 1996.

RESULTS OF OPERATIONS

Nine Months Ended December 31, 1997 Compared to Nine Months Ended
December 31, 1996

Net revenues increased to approximately $2,247,000 during the nine months ended December 31, 1997 from $2,091,000 for the nine month period ended December 31, 1996. Net revenues for the respective periods include approximately $924,000 and $1,422,000 of net sales of Archistrat Computers, $350,000 and $100,000 of licensing fees, and approximately $973,000 and $569,000 of revenue associated with a cooperative development agreement with the U.S. government. Computer systems revenues of approximately $924,000 were recorded during the nine months ended December 31, 1996 as a result of a barter transaction with a software developer. Other sales of Archistrat computers increased 85% during the nine months ended December 31, 1997 compared to the same period of 1996 as the Company refocused its selling efforts on certain niche markets. In July 1997, the Company entered into a second licensing agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a license with respect to a semiconductor package product. In connection with this agreement, the Company was entitled to a non-refundable license fee of $250,000 that became immediately vested upon signing the agreement and has been recorded as revenue during the nine months ended December 31, 1997. The Company accomplished a majority of the milestones set forth in its cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) during the nine months ended December 31, 1997 which accounts for the 71% increase in the related revenue compared to the same period of 1996. Revenues associated with this agreement will be limited during 1998 as the agreement nears its end.

During the nine months ended December 31, 1997 as compared to the same period of the prior year, research and development expenses decreased 32% from approximately $4.8 million to $3.3 million. Development activities associated with the Archistrat 4s server were substantially completed during the period ended December 31, 1996 which resulted in the overall decrease. Spending related to the design and development of automated manufacturing equipment for the Company's VSPA product line as well as various new Archistrat computer systems increased during the nine months ended December 31, 1997 as compared to the same period of the prior year.

Selling, general and administrative expenses decreased approximately $4.7 million or 44% to $6.1 million during the nine months ended December 31, 1997 as compared to $10.8 million during the comparable period of 1996. The most significant changes were in the following categories: compensation and benefits decreased approximately $3.1 million resulting from a decrease in the average employee head count from approximately 118 during the nine months ended December 31, 1996 to approximately 60 for the same period of the current year; legal fees decreased 48% or $580,000 as a result of management's efforts to reduce such costs; office rent expense decreased approximately $440,000 resulting from certain lease termination costs incurred during 1996; sales and marketing expenses were reduced approximately $700,000 as a result of streamlining certain of the Company's advertising and promotional campaigns, as well as the reduction of product marketing expenses associated with the barter agreement entered into in the prior fiscal year (see note 14 to the financial statements appearing elsewhere herein).

During the nine months ended December 31, 1996, the Company determined that, due to various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products), certain long-lived assets were impaired. As a result, the Company recorded a charge of approximately $1.5 million. No such charges were deemed necessary during the nine months ended December 31, 1997.

During the nine months ended December 31, 1997, the Company recorded interest expense of approximately $900,000 representing the beneficial conversion feature associated with the convertible debentures issued in April 1997. This expense represents a non-cash charge with no net effect on total shareholders' equity (see note 8 to the financial statements appearing elsewhere herein).

Fiscal Year Ended March 31, 1997 Compared to Fiscal Year Ended March
31, 1996

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

In October 1996, the Company and Stanford W. Crane, Jr., the Company's Chief Executive Officer, entered into a license agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a license with respect to the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. The Company and Mr. Crane have agree that payments under the agreement will be split equally between the Company and Mr. Crane. In connection with this agreement, the Company's portion of the license fee ($500,000) was immediately vested upon signing the agreement and is payable as follows: $100,000 within 15 days after execution of the agreement and $100,000 on each of the first four anniversaries of the agreement. Licensing fee revenue of $100,000 was recorded during the year ended March 31, 1997 representing the first payment received. The remaining $400,000 will be recognized as payments are received. In addition, the Company is entitled to receive royalties on sales of the Compass Connector products by LG or its affiliates.

In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company's VSPA electronic package whereby the government has agreed to contribute approximately $1.8 million to the project over a period of 18 months. The agreement, as amended, requires the Company to match the $1.8 million with $2.7 million of development costs associated with the project. Revenue is recognized over the term of the cooperative development agreement based on the achievement of stated milestones.

During the year ended March 31, 1997, the Company sold certain products to a software developer in exchange for certain licenses to use the developer's software for internal purposes; consulting and training; and services associated with the certification of the Company's 4s server to use the software developer's CAD program and porting the software onto the 4s product. Revenues of approximately $923,000 were recorded during the year ended March 31, 1997 as a result of this transaction.

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

Selling, general and administrative expenses decreased approximately $2.7 million or 17% during fiscal year 1997 to $13.1 million as compared to $15.8 million during fiscal year 1996. The most significant changes were in the following categories: compensation and benefits decreased approximately $1.3 million resulting from the execution of management's restructuring plans (employee head count decreased from approximately 150 as of March 31, 1996 to approximately 50 as of March 31, 1997); consulting and contracted services decreased approximately $1.6 million primarily as a result of the Company's cost reduction efforts, including the elimination of essentially all temporary personnel; and a reduction of sales and marketing expenses of approximately $1.1 million related primarily to trade shows and advertising. Depreciation expense increased approximately $1.0 million to $1.6 million in fiscal year 1997 compared to approximately $560,000 in fiscal year 1996. This increase is primarily due to the acquisition of $3.6 million of assets during fiscal year 1996 that were not depreciated over the entire prior year, but did include a full year of depreciation in fiscal year 1997. Further, additional assets were acquired during fiscal year 1997, including leasehold improvements made to the Company's main facility.

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

Other one-time charges that were recognized during fiscal year 1997 included costs associated with the reduction of leased office space at the Company's main facility in the amount of $480,000 and a charge of $145,000 associated with the settlement of certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

During the year ending December 31, 1998, the Company expects to continue development of its Technology Products, commence the commercial production and sale of its VSPA semiconductor package and its new Rock City line of computer systems. The Company anticipates that sales of its VSPA semiconductor package and increased shipments of its Computer Systems and the related revenue, as well as licensing and royalty revenue, will provide additional resources to at least partially fund its activities during 1998. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company. In addition, revenues associated with the cooperative development agreement entered into with the U.S. Government during the prior fiscal year will be limited during 1998 as the agreement nears its end.

The Company has successfully implemented cost reduction plans and was able to significantly decrease the amount of average monthly cash consumption. Cash flows used by operating activities decreased $8.8 million from $16.0 million used during fiscal year 1997 to $7.2 million used during the nine months ended December 31, 1997. The Company will continue to focus on cost controls during 1998 and will take further cost reduction actions as deemed necessary. However, there can be no assurances that such efforts will be successful or that such plans will result in adequate cost reductions.

The Company is dependent upon the success of the efforts discussed above to expand its marketing activities in order to obtain additional orders for its VSPA semiconductor package and Computer Systems, to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements.

As of December 31, 1997, the Company had total current assets of $2.3 million and total current liabilities of $3.6 million. However, during February 1998, the Company raised $6.0 million from the issuance of Series A Convertible Preferred Stock (see note 18 to the financial statements appearing elsewhere herein).

In the event the Company's working capital, as augmented by proceeds from any sales revenue, prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional financing. Furthermore, depending upon the Company's progress in the development of its products and technology and manufacturing capabilities, acceptance of its products and technology by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. In addition, in the event that the Company receives a larger than anticipated number of purchase orders for its Computer Systems or VSPA semiconductor package, it may require resources substantially greater than it currently has or than are otherwise available to the Company, and the Company may be required to raise additional capital or engage third parties (as to which engagement there can be no assurance) to assist the Company in meeting such orders. There can be no assurance that additional financing will be available to the Company when needed on commercially reasonable terms or at all. The inability of the Company to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

YEAR 2000 ISSUES

The Company has developed preliminary plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems will be assessed and plans will be developed to address required systems modifications. While the Company has not completed its detail plans with regards to this uncertainty, management believes, based on discussions with vendors of its major business applications and Year 2000 compliance certificates received from the related software developers, that the financial impact of making the required systems changes, if any, will not be material to the Company's financial position, results of operations or cash flows.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements made in this Transition Report on Form 10-K and presented elsewhere by management from time to time.

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

2. LIMITED REVENUES; HISTORY OF SIGNIFICANT LOSSES; ACCUMULATED DEFICIT; ANTICIPATED FUTURE LOSSES. To date, the Company has generated limited revenues from the sale of its Computer Systems, from licensing fees and from the activities associated with its grant from the Defense Advanced Research Projects Agency. The Company does not anticipate deriving larger revenues from operations until such time, if ever, that greater numbers of its Computer Systems, semiconductor packages and connectors can be sold, as to which there can be no assurance. Since inception (April 8, 1992), the Company has incurred significant net losses, including losses of $1,800,340, $6,931,346, $23,894,426 and $20,874,101 during the fiscal years ended March 31, 1994, 1995, 1996 and 1997, respectively, and $8,949,652 during the nine months ended December 31, 1997, resulting in an accumulated deficit of $62,865,553 as of December 31, 1997. In addition, the Company anticipates losses to continue at least through March 31, 1998. Inasmuch as the Company expects to continue to incur operating expenses totaling approximately $1,000,000 per month related to its research and development and sales and marketing activities (including salaries of executive, technical and research and development personnel), the Company anticipates that such losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. There can be no assurance that the Company will ever be able to generate sufficient revenues to achieve profitable operations.

3. SIGNIFICANT CAPITAL REQUIREMENTS; POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company's capital requirements in connection with its operations and development activities have been significant, and such requirements may continue to be significant if the Company receives large numbers of purchase orders for its Computer Systems, semiconductor packages and connectors. The Company has been dependent primarily upon the proceeds of sales of its securities to fund its activities since inception. During the period from inception through February 15, 1998, the Company raised approximately $69 million (after deduction of underwriting discounts, commissions and other selling costs) through the sale of Common Stock, Series A Convertible Preferred Stock, warrants and subordinated debentures and from the exercise of stock options and warrants. Since June 1996, the Company has entered into five agreements to license its VSPA and Compass Connector technologies and has begun to receive revenues under two of these agreements. In addition, the Company has taken actions to significantly reduce its expenses in all areas, including compensation and benefits, research and development and selling and administrative expenses.

In February 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") for an aggregate purchase price of $6,000,000. The terms of the Series A Preferred provide that upon the occurrence of certain "Triggering Events", including suspension of sales under the Registration Statement, failure of the Company's Common Stock to be listed on the Nasdaq National Market or the Nasdaq SmallCap Market, or failure of the Company to convert shares of Series A Preferred as required, the Company shall be obligated to redeem the outstanding Series A Preferred. Any requirement that the Company redeem a substantial amount of Series A Preferred would have a material adverse impact on the Company, including possibly requiring the Company to cease or significantly curtail its operations.

In the event the Company's working capital, as augmented by proceeds from any sales revenue, prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional financing. Furthermore, depending upon the Company's progress in the development of its products and technology and manufacturing capabilities, acceptance of its products and technology by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. In addition, in the event that the Company receives a larger than anticipated number of purchase orders for its Computer Systems or VSPA semiconductor package, it may require resources substantially greater than it currently has or than are otherwise available to the Company, and the Company may be required to raise additional capital or engage third parties (as to which engagement there can be no assurance) to assist the Company in meeting such orders. The Company has no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to the Company when needed on commercially reasonable terms or at all. The inability of the Company to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders may be substantially diluted.

4. UNCERTAINTY OF MARKET ACCEPTANCE. The products and technologies currently being sold or developed by the Company utilize newly developed designs. Although the Company believes that its existing and proposed technology and products represent significant advancements in semiconductor packaging and computer technology, demand for the Company's existing and proposed products is subject to a high degree of uncertainty, as is typical in the case of newly-developed products. Achieving marketing acceptance for the Company's technology and existing and proposed products will require substantial marketing efforts and expenditure of significant funds to educate key original equipment manufacturers ("OEMs") and value-added resellers ("VARs") and end users as to the distinctive characteristics and anticipated benefits of the Company's proposed products and technologies. Many OEMs and VARs manufacture and/or sell components and computers competitive with those being developed by the Company and have achieved significant market acceptance for their products. Accordingly, due to their commitment to their own products, such entities may be inhibited from doing business with the Company. In addition, many OEMs and VARs may be reluctant to use or sell the Company's products and technologies until a sufficient number of other OEMs and VARs have already committed to do so. The Company has hired sales and marketing personnel for its Computer Systems and for its VSPA semiconductor package and Compass Connector, and it has established a network of twelve independent sales organizations to supplement the Company's internal sales force. The Company's ability to generate revenue from the sale of Computer Systems or the licensing or sale of Computer Systems, VSPA semiconductor packages or Compass Connectors will be dependent upon, among other things, its ability to effectively use the internal sales force and its network of independent sales organizations to market its products. There can be no assurance that the Company's marketing efforts will be successful.

5. UNCERTAINTY OF PRODUCT AND TECHNOLOGY DEVELOPMENT; TECHNOLOGICAL FACTORS; DEPENDENCE ON THIRD-PARTY PRODUCT DESIGN CHANGES. The Company's success will depend in part upon its products and technology meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. There can be no assurance that the Company's products and technology will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development or commercialization. In addition, technology as complex as that which will be incorporated into the Company's proposed products may contain errors which become apparent subsequent to widespread commercial use. Remedying such errors could delay the Company's plans and cause it to incur additional costs which would have a material adverse effect on the Company. The Company's success will also be dependent upon the Company's ability to adapt its products to be compatible with the products of third-party manufacturers of computer products. In addition, the Company will be dependent on certain potential customers redesigning or otherwise modifying their products to fully utilize the Company's proposed products and technology. Although the Company believes that potential customers will undertake such modifications to take advantage of the anticipated performance advantages of the Company's proposed products, the costs of making such adaptations could prevent them from doing so on a timely basis, or at all. The failure of the Company to adapt its products and technology to be compatible with products of third-party manufacturers or the failure of potential customers to make necessary modifications or to redesign their products to accommodate the Company's products could have a material adverse effect on the Company's ability to sell or license its proposed products or technology.

6. COMPETITION; TECHNOLOGICAL OBSOLESCENCE. The markets that the Company intends to enter are characterized by intense competition. The Company's Computer Systems compete with computers offered by such companies as Silicon Graphics, Inc., Sun Microsystems, Inc., Dell Computer Corporation, Compaq Computer Corporation, Gateway 2000, Hewlett-Packard Co. and other smaller companies. The Company's Technology Products compete with semiconductor packages and connectors offered by numerous manufacturers. Many of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and servicing of their products and technology. Certain of these competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for semiconductor packages, related technologies and/or computers. In addition, certain companies may be developing technologies or products of which the Company is unaware, which may be functionally similar, or superior, to some or all of the Company's products and technologies. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner additional products and technology, to continually enhance and improve its existing and proposed products, to adapt its products to be compatible with specific products manufactured by others, and to successfully develop and market new products. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its products or technology or adapt them satisfactorily.

7. DEPENDENCE ON MANUFACTURERS AND SUPPLIERS; LACK OF MANUFACTURING EXPERIENCE AND CAPABILITY. The Company has developed the ability to manufacture the VSPA semiconductor package in its own facility in Boca Raton, Florida. The automated machinery used in the manufacturing process has been designed and built by the Company to produce VSPA parts based on anticipated customer demand. The machines have a wide range of flexibility in terms of the pin count of the VSPA packages they will produce, and expected production capacity ranges from 235,000 parts per month to 290,000 parts per month, depending upon the pin count of the package. Two automated machines have been produced and a third is in production, and commercial scale production of the VSPA product has recently commenced. There can be no assurance that the Company will be able to complete additional machines within a reasonable period of time, or be capable of producing the quantities of VSPA that are anticipated. In the event the Company is unable to produce VSPA in high volumes within a reasonable period of time, or at all, delays in securing alternative manufacturing sources would result and would have a material adverse effect on the Company's operations.

The Company has developed the capability to manufacture the Compass Connector products required for its Computer Systems in its own facility in Boca Raton, Florida. The Company has also entered into an agreement with Sun Precision Works, Pvt. Ltd. for the production of the male connector component of the Compass Connector. Although the Company's supply of this component is currently adequate to meet its needs, no assurance can be given that such supplier can produce such component in sufficient quantities in the future. The Company has an arrangement with LG Cable & Machinery Ltd. to supply the Compass V Connector which the Company expects to use in the certain models of its Rock City computers. Although the Company anticipates that it will be able to obtain Compass V Connectors from LG Cable & Machinery Ltd. under this arrangement, no assurance can be given that the supply of such component will be in quantities sufficient to meet the Company's needs.

The Company anticipates that it will be dependent on third parties for the manufacture and/or assembly of printed circuit boards, chassis and other subassemblies, as well as for the supply of various of the components, incorporated into the Computer Systems, and for performing the final assembly configuration, certain quality control testing and delivery of such computers. Although the Company has an arrangement with a contract manufacturer to manufacture certain subassemblies and to assemble certain models of the Computer Systems, there can be no assurance that such manufacturer will dedicate sufficient production capacity to satisfy the Company's requirements within scheduled delivery times or at all. In addition, the failure or delay by the Company's suppliers in fulfilling its anticipated component needs would adversely affect the Company's ability to develop and market its products and technology. The Company believes that these components are available from multiple sources, and the Company anticipates that it will obtain certain of them from a single or limited number of sources of supply. In the event that certain of such suppliers are unable or unwilling to provide the Company with components to be used in the Computer Systems on commercially reasonable terms, or at all, delays in securing alternative sources of supply could result in a material adverse effect on the Company's operations.

At a future date, the Company may determine that the development of manufacturing capabilities with respect to the Computer Systems (and/or their subassemblies or components) is necessary or appropriate. The establishment of manufacturing and/or assembly capabilities may result in significant expense and is subject to numerous risks, including unanticipated technological problems and delays. The failure of the Company to successfully manufacture its Computer Systems would have a material adverse effect on the Company.

8. DEPENDENCE ON KEY PERSONNEL. The success of the Company will be dependent on the continued personal efforts of Stanford W. Crane, Jr., its Chairman, President and Chief Executive Officer and the principal inventor of its proprietary products and technologies, and certain other key personnel. Although Mr. Crane has entered into a five-year employment agreement with the Company, the agreement provides that he may resign by giving six months' notice at any time. The loss of his services would have a material adverse effect on the Company. The Company has obtained key-man insurance on Mr. Crane's life in the amount of $2,000,000. The success of the Company also is dependent upon its ability to hire and retain additional qualified executive, scientific, production and marketing personnel. Although the Company has been able to hire qualified personnel, there can be no assurance that the Company will be able to hire additional qualified personnel or retain such necessary personnel.

9. PATENTS AND PROPRIETARY INFORMATION. The Company's success will depend on its ability to obtain patents, protect trade secrets, and operate without infringing on the proprietary rights of others. As of December 31, 1997, the Company had obtained 11 United States patents and an aggregate of 38 foreign patents. In addition, the Company had pending a total of 19 United States and 21 foreign patent applications. These patents and pending applications relate to VSPA, Compass PGA, various designs of the Computer Systems, the use of the Compass Connector in Compass PGA and in the Computer Systems, and a PCB manufacturing technology known as "Well Tech PCB". The Company's foreign patent filings have been made in selected countries, including the Republic of China (Taiwan), Germany, the United Kingdom, Ireland and France. The Company will continue to file applications in certain foreign jurisdictions to secure protection in those jurisdictions in accordance with the Patent Cooperation Treaty and the Paris Convention for the Production of Industrial Property (which allows such filings to relate back to the original filing date in the United States) covering the Company's technology and proposed products. To the extent possible, the Company also intends to file patent applications with respect to products and technology that it may develop in the future.

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

The Company has registered the Archistrat, VSPA and Rock City trademarks with the U.S. Patent and Trademark Office and has applied for appropriate trademark, copyright and other legal protection for its product names, logos and other identifications. There can be no assurance that the Company will not be precluded by others from using any of such identifications or creating proprietary rights with respect to them.

10. DEPENDENCE ON THE CRANE-PANDA LICENSING AGREEMENT; POTENTIAL CONFLICTS OF INTEREST. Pursuant to a license agreement entered into in January 1996 between the Company and Mr. Crane (the "Crane-Panda License"), Mr. Crane has granted the Company the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of the Company's Computer Systems and the development and commercialization of Compass PGA. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below and supersedes an earlier license agreement between Mr. Crane and the Company relating to the Compass Connector. Under the Crane-Panda License, the Company is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Computer Systems or other computer system or assembly. The Company may grant sublicenses under the Crane-Panda License, but only for the use of products as incorporated in the Computer Systems or other computer system or assembly. To date, there have been no sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License. The Crane-Panda License obligates the Company to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that the Company becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. The Company is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would have a material adverse effect on the Company. Although actions of the Company with respect to the Crane-Panda License must be authorized by a majority of the Company's independent directors, and the Company and Mr. Crane would be represented by separate counsel in the event of a dispute concerning the Crane-Panda license, there can be no assurance that conflicts of interest will not arise with respect to the Crane-Panda License or that such conflicts will be resolved in a manner favorable to the Company. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

In September 1992, Mr. Crane granted an exclusive license (the "3M License") to Minnesota Mining and Manufacturing Co. ("3M") to develop, manufacture, use and sell the Compass Connector other than as part of a computer system. In February 1996, Mr. Crane and 3M agreed to convert the 3M License to a nonexclusive license. The 3M License provides in certain circumstances for the payment of a royalty to Mr. Crane. As of the date of this Transition Report on Form 10-K, Mr. Crane had received no such payments.

11. SUBSTANTIAL CONTROL BY MANAGEMENT. As of February 27, 1998, officers and directors of the Company own of record and beneficially approximately 34% of the issued and outstanding shares of Common Stock and are thus able to exert substantial influence over the policies and affairs of the Company.

12. RISKS RELATING TO POTENTIAL INTERNATIONAL OPERATIONS. Although the Company currently prices all of its international sales in U.S. dollars, future sales or licensing of its products or technologies outside the U.S. may be subject to the risks associated with fluctuations in currency exchange rates. The Company may also be subject to other risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies (which licenses may on occasion be delayed or difficult to obtain), unexpected changes in regulatory requirements, longer accounts receivable requirements, difficulties in managing international operations, potentially adverse tax consequences, economic and political instability, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales or licenses and, consequently, on the Company's business and operations as a whole.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages F-1 through F-26 of this Transition Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding directors of the Company is incorporated by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1998.

     Set forth below are the names, ages as of March 1, 1998 and business experience of the executive officers of the Company:

Name                     Age  Position
----                     ---  --------

Stanford W. Crane, Jr.   47   President, Chief Executive Officer
                                and Chairman of the Board of Directors
William E. Ahearn        60   Vice President and Chief Scientist
C. Daryl Hollis          54   Chief Financial Officer and Secretary
Melissa F. Crane         32   Vice President of Strategic Business

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

     WILLIAM E. AHEARN joined the Company in March 1996 and served as President of the Company's Archistrat Systems Division from April 1996 through December 1996 and as Vice President of Technology from January to September 1997. In September 1997, he was named Vice President and Chief Scientist. From 1993 to 1996, he was Director of Multimedia Products at AMP Incorporated. From 1964 to 1993, Mr. Ahearn served in a variety of positions at International Business Machines Corporation ("IBM"), including Product Manager for Digital Video Interactive and Collaborative Work Products IBM Europe, Product and Project Manager for Input/Output Technology Entry Systems and Electro-Optical Technologies at IBM Corporate Headquarters, and as staff member of IBM's T.J. Watson Research Center. From 1984 to 1989, Mr. Ahearn was a visiting scholar at the MIT Media Lab.

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

    MELISSA F. CRANE joined the Company in August 1997 and served as Director, Strategic Business from August 1997 until November 1997. Since November 1997, she has served as Vice President of Strategic Business of the Company. From September 1995 through July 1997, she was an independent financial consultant and the principal of Watch Hill Group, a privately-owned investment banking firm. From 1991 through August 1995, she was a vice president of Prudential Securities, Inc. Ms. Crane is the spouse of Stanford W. Crane, Jr., Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1998.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

      (A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS
REPORT:
             (1)  FINANCIAL STATEMENTS

                  The financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1 of this report.

             (2)  FINANCIAL STATEMENT SCHEDULES

                  Schedule II--Valuation and Qualifying Accounts on page F-25.

                  All other schedules are omitted as the information required is inapplicable or the information is presented in the financial statements or related notes.

             (3)  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION

------   -----------

3.1 Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed
        November 3, 1997 (File No. 333-39287) (the "Form S-3, File No. 333-39287")).

3.2 Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Form S-3, File No. 333-39287).

3.3 Fourth Articles of Amendment of Amended Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 23,
        1998).

4.1 Warrant Agreement dated May 16, 1994 between the Company and Whale Securities Co., L.P. (incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to the Company's
        Registration Statement on Form SB-2 (File No. 33-76694-A) (the "Form SB-2")).

4.2     Form of Warrant issued in Private Placement Financing
        (incorporated herein by reference to Exhibit 99.3, filed as part of the Company's Registration Statement on Form S-3 (File No. 333-14931) (the "Form S-3, File No. 333-14931")).

4.3 Form of SRP Warrant (incorporated herein by reference to Exhibit 99.4, filed as part of the Form S-3, File No. 333-14931).

4.4 Form of 4% Subordinated Convertible Debentures of the Company (incorporated herein by reference to Exhibit 4.1, filed as part of the Registrant's Form 8-K filed April 21, 1997).

4.5 Form of Common Stock Purchase Warrant Issued to Dusseldorf Securities Ltd (incorporated herein by reference to Exhibit 4.2, filed as part of the Registrant's Form 8-K filed April 21, 1997).

4.6 Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 99.2, filed as part of the Registrant s Form 8-K filed February 11, 1998).

10.1 Amended and Restated Employment Agreement between the Company and Stanford W. Crane, Jr., dated February 22, 1994
        (incorporated herein by reference to Exhibit 10.1 filed as part of the Form SB-2).@

10.2    1993 Performance Incentive Plan, dated December 29, 1993
        (incorporated herein by reference to Exhibit 10.6 filed as part of the Form SB-2).@

10.3 Amended and Restated Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 filed as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1997).@

10.4 1995 Employee Stock Incentive Plan, dated November 2, 1995 (incorporated herein by reference to Exhibit 4.4 filed as part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 7, 1995 (Registration No. 33-99058)).@

10.5(a) Lease Agreement between the Company and Fairfax Boca '92 L.P., dated March 2, 1994 (incorporated herein by reference to Exhibit 10.9(a) filed as part of the Form SB-2).

10.5(b) Amendment dated April 1, 1995, to Lease Agreement dated March
        2, 1994, between the Company and Fairfax Boca '92, L.P. (incorporated herein by reference to Exhibit 10.5(b) filed as part of the Registrant's Form 10-K for the year ended March 31, 1996).

10.5(c) Amendment dated as of July 1, 1995, to Lease Agreement dated
        March 2, 1994, between the Company and Fairfax Boca '92, L.P. (incorporated herein by reference to Exhibit 10.9 filed as part of the Registrant's Form 10-KSB for the year ended March 31, 1995 (Commission File No. 0-24030)).

10.5(d) Lease Agreement dated October 24, 1995, between the Company and Fairfax Boca '92, L.P. (incorporated herein by reference to Exhibit 10.5(d) filed as part of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 filed on June 27, 1996).

10.5(e) Fourth Amendment dated as of November 27, 1996, to Lease
        Agreement dated October 24, 1995, between the Company and Fairfax Boca '92, L.P. (incorporated herein by reference to
        Exhibit 10.5(e) filed as part of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997).

10.5(f) Fifth Amendment dated as of March 13, 1997, to Lease Agreement dated October 24, 1995, between the Company and Fairfax Boca '92, L.P. (incorporated herein by reference to Exhibit 10.5(f) filed as part of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997).

10.6 Form of Indemnification Agreement between the Company and its directors, dated December 29, 1993 (incorporated herein by reference to Exhibit 10.10 filed as part of the Form SB-2).

10.7 Offshore Securities Subscription Agreement dated April 2, 1997 (incorporated herein by reference to Exhibit 99.1, filed as part of the Registrant's Form 8-K filed April 21, 1997).

10.8    License Agreement, dated as of August 17, 1996, among Stanford
        W. Crane, Jr., the Company and Sun Precision Works, Pvt. Ltd. (incorporated herein by reference to Exhibit 99.5 filed as part of the Form S-3, File No. 333-14931).

10.9    Registration Rights Agreement dated February 11, 1998
        (incorporated herein by reference to Exhibit 99.2, filed as part of the Registrant's Form 8-K filed February 11, 1998).

10.10   Warrant dated September 10, 1996 issued by the Company to
        Mallory Factor (incorporated herein by reference to Exhibit
        99.7 filed as part of the Form S-3, File No. 333-14931).

10.11 License Agreement, dated as of August 18, 1996, between the Company and Pantronix Corporation (incorporated herein by reference to Exhibit 99.8 filed as part of the Form S-3, File No. 333-14931).

10.12   License Agreement, dated as of September 30, 1996, among
        Stanford W. Crane, Jr., the Company and LG Cable & Machinery Ltd. (incorporated herein by reference to Exhibit 99.9 filed as part of the Form S-3, File No. 333-14931).

10.13 Registration Rights Agreement, dated as of July, 1996, among the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 filed as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996).

10.14 License Agreement dated January 19, 1996 between the Company and Stanford W. Crane, Jr. (incorporated herein by reference to Exhibit 10.1 filed as part of the Registrant's Quarterly Report on Form 10-Q filed on February 14, 1996).@

10.15 Agreement dated March 25, 1996, between the Company and Parametric Technology Corporation. (incorporated herein by reference to Exhibit 10.15 filed as part of the Registrant's Annual Report on Form 10-K filed for the fiscal year ended March 31, 1997).

10.16 License Agreement dated June 7, 1996 among the Company, AMP Incorporated, The Whitaker Corporation and Connectware Inc. (incorporated herein by reference to Exhibit 10.16 filed as part of the Registrant's Annual Report on Form 10-K filed for the fiscal year ended March 31, 1997).

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

10.19 License Agreement, executed as of July 15, 1997, between the Company and LG Cable & Machinery Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997).

10.20 Standard Industrial Lease Agreement , dated as of July 16, 1997, between the Company and IBG Huntwood Associates
        (incorporated herein by reference to Exhibit 10.2 filed as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997).

10.21   Secured Promissory Note dated December 19, 1997 issued to
        Helix (PEI) Inc. (incorporated herein by reference to Exhibit 10.1, filed as part of the Registrant's Form 8-K filed January 14, 1998).

10.22   Secured Promissory Note dated January 12, 1998 issued to Helix
        (PEI) Inc. (incorporated herein by reference to Exhibit 10.1, filed as part of the Registrant's Form 8-K filed January 14,
        1998).

10.23 Subscription Agreement dated February 11, 1998 with purchasers of Series A Preferred (incorporated herein by reference to Exhibit 99.1, filed as part of the Registrant s Form 8-K filed February 11, 1998).

21      Subsidiaries of the Company.

23.1    Consent of Price Waterhouse LLP.

27      Financial Data Schedule.

---------------
@ - Management contracts and compensatory plans and arrangements.


      (B)     REPORTS ON FORM 8-K:

              None

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE PANDA PROJECT, INC.
                                      (Registrant)

Date: March 25, 1998                  By:  /s/ Stanford W. Crane, Jr.

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

Signature                    Title                        Date
-----------------------   --------------------------   ---------------

/s/ Stanford W. Crane, Jr. President, Chief Executive   March 25, 1998
-------------------------- Officer and Chairman of the
Stanford W. Crane, Jr.     Board (Principal Executive
                           Officer)

/s/ C. Daryl Hollis        Chief Financial              March 25, 1998
-------------------------- Officer and Secretary
C. Daryl Hollis            (Principal Financial and
                           Accounting Officer)

/s/ James T.A. Wooder      Director                     March 25, 1998
--------------------------
James T.A. Wooder

/s/ Claud L. Gingrich      Director                     March 25, 1998
--------------------------
Claud L. Gingrich

/s/ Rao R. Tummala         Director                     March 25, 1998
--------------------------
Dr. Rao R. Tummala

Page F-1

The Panda Project, Inc.
Index to the Financial Statements
----------------------------------------------------------------------

                                                                  Page
                                                                  ----

Report of Independent Certified Public Accountants............    F-2

Balance Sheets as of December 31, 1997 and March 31, 1997 ....    F-3

Statements of Operations for the nine months ended
December 31, 1997 and years ended March 31, 1997 and 1996 ....    F-4

Statements of Changes in Stockholders' Equity for the nine
months ended December 31, 1997 and years ended March 31, 1997
and 1996 .....................................................    F-5

Statements of Cash Flows for the nine months ended
December 31, 1997 and years ended March 31, 1997 and 1996.....    F-6

Notes to Financial Statements...........................   F-7 - F-24

Report of Independent Certified Public Accountants on
Financial Statement Schedule..................................   F-25

Schedule II - Valuation and Qualifying Accounts...............   F-26

Page F-2

              Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of The Panda Project, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Panda Project, Inc. at December 31, 1997 and March 31, 1997, and the results of its operations and its cash flows for the nine month period ended December 31, 1997 and each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP

Fort Lauderdale, Florida
March 10, 1998

Page F-3
The Panda Project, Inc.
Balance Sheets
----------------------------------------------------------------------
                                        December 31,      March 31,
                                           1997              1997
ASSETS
Current Assets:
  Cash and cash equivalents            $     619,683    $   3,243,505
  Accounts receivable (net of allowance
   of $10,006 as of December 31, 1997
   and $110,962 as of March 31, 1997)        224,851          165,093
  Inventory                                  965,199          822,309
  Other receivables                          105,825           18,905
  Prepaid expenses and other current
   assets                                    378,242           98,963
                                       -------------    -------------
    Total current assets                   2,293,800        4,348,775
                                       -------------    -------------
Property and equipment, net                2,818,218        2,823,798
Restricted cash                              260,000          150,000
Debt issuance costs, net                     340,513             -
Other assets                                   1,299           14,747
                                       -------------    -------------
      Total assets                     $   5,713,830    $   7,337,320
                                       =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                     $   1,651,540    $     852,388
  Notes payable                            1,000,000             -
  Accrued compensation and employee
    benefits                                   3,922           60,934
  Other current liabilities                  960,664        1,611,123
                                       -------------    -------------
    Total current liabilities              3,616,126        2,524,445
                                       -------------    -------------
COMMITMENTS AND CONTINGENCIES -- NOTE 17

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
    50,000,000 shares authorized;
    12,215,522 and 10,124,643 shares
    issued and outstanding at
    December 31, 1997 and
    March 31, 1997, respectively             122,155          101,247
  Additional paid-in capital              64,841,102       58,627,529
  Accumulated deficit                    (62,865,553)     (53,915,901)
                                       -------------    -------------
    Total stockholders' equity             2,097,704        4,812,875
                                       -------------    -------------
      Total liabilities and
       stockholders' equity            $   5,713,830    $   7,337,320
                                       =============    =============
The accompanying notes are an integral part of these financial statements.


Page F-4
The Panda Project, Inc.
Statements of Operations
---------------------------------------------------------------------
                             Nine Months
                                Ended              Year Ended
                             December 31,           March 31,
                                1997           1997          1996

Revenues:
 Product sales              $    923,792  $  1,547,896   $    870,658
 Licensing fees                  350,000       100,000           -
 Contract research and
   development revenues          973,003       734,123           -
                            ------------  ------------   ------------
    Net revenues               2,246,795     2,382,019        870,658

Operating expenses:
 Cost of sales                 1,028,577     2,762,936      1,997,101
 Research and development      3,255,335     5,722,717      7,954,924
 Selling, general and
  administrative               6,113,255    13,142,099     15,810,701
 Costs associated with asset
  impairments                       -        2,056,025           -
                            ------------  ------------   ------------
   Total operating expenses   10,397,167    23,683,777     25,762,726
                            ------------  ------------   ------------
Operating loss               ( 8,150,372)  (21,301,758)   (24,892,068)

Interest expense             (   955,014)         -              -
Interest income                  144,449       427,657        953,962
Other income                      11,285          -            43,680
                            ------------  ------------   ------------
Net loss                    $( 8,949,652) $(20,874,101)  $(23,894,426)
                            ============  ============   ============
Basic and diluted
  loss per share            $      ( .78) $      (2.15)  $      (3.07)
                            ============  ============   ============
Weighted average shares
  outstanding                 11,541,811     9,723,801      7,786,426
                            ============  ============   ============

The accompanying notes are an integral part of these financial statements.

Page F-5

The Panda Project, Inc.
Statements of Changes in Stockholders  Equity
----------------------------------------------------------------------
                                 Common Stock        Additional                        Total
                             ---------------------     Paid-in      Accumulated    Stockholders'
                               Shares    Par Value     Capital        Deficit         Equity
                             ----------  ---------  -------------  ------------- ----------------

Balance at March 31, 1995     6,666,891  $  66,669  $  18,256,028  $  (9,147,374) $    9,175,323
                             ----------  ---------  -------------  -------------  --------------

Exercise of warrants             27,917        279        107,222           -            107,501
Exercise of stock options       788,053      7,881      1,039,201           -          1,047,082
Issuance of common stock      1,197,627     11,976     28,351,385           -         28,363,361
Issuance of options below
  fair market value                -          -            68,750           -             68,750

Net loss                           -          -              -       (23,894,426)    (23,894,426)
                             ----------  ---------  -------------  -------------  --------------
Balance at March 31, 1996     8,680,488     86,805     47,822,586    (33,041,800)     14,867,591
                             ----------  ---------  -------------  -------------  --------------

Issuance of common stock      1,087,833     10,878      9,163,252           -          9,174,130
Exercise of stock options       305,487      3,056      1,373,193           -          1,376,249
Exercise of warrants             33,335        333        124,673           -            125,006
Warrants issued for
  services received                -          -            39,000           -             39,000
Issuance of common stock in
  connection with legal
  settlement                     17,500        175        104,825           -            105,000

Net loss                           -          -              -       (20,874,101)    (20,874,101)
                             ----------  ---------  -------------  -------------  --------------
Balance at March 31, 1997    10,124,643    101,247     58,627,529    (53,915,901)      4,812,875
                             ----------  ---------  -------------  -------------  --------------

Conversion of debentures      1,996,822     19,968      4,780,032           -          4,800,000
Beneficial conversion feature
  related to convertible
  debentures                       -          -           907,317           -            907,317
Deferred issuance costs
  related to converted
  debentures                       -          -          (550,943)          -           (550,943)
Issuance of stock in
  payment of interest            13,592        136         35,374           -             35,510
Warrants issued related to
  debt issuance                    -          -           566,651           -            566,651
Issuance of common stock
  under 401(k) Plan              16,985        170         69,738           -             69,908
Issuance of stock for
  services rendered              54,380        543        305,270           -            305,813
Exercise of stock options           100          1            474           -                475
Exercise of warrants              9,000         90         60,660           -             60,750
Warrants issued for
  services received                -          -            39,000           -             39,000

Net loss                           -          -              -       ( 8,949,652)    ( 8,949,652)
                             ----------  ---------  -------------   -------------  --------------
Balance at December 31, 1997 12,215,522  $ 122,155  $  64,841,102   $(62,865,553)  $   2,097,704
                             ==========  =========  =============   =============  ==============

           The accompanying notes are an integral part of these financial statements.

Page F-6

The Panda Project, Inc.
Statements of Cash Flows
-----------------------------------------------------------------
                                     Nine Months Ended           Year Ended
                                        December 31,               March 31,
                                            1997             1997            1996
Cash flows from operating activities:
  Net loss                               $( 8,949,652)   $(20,874,101)   $(23,894,426)
Adjustments to reconcile net
 loss to net cash used
 by operating activities:
   Depreciation and amortization            1,198,095       1,595,549         560,717
   Provision for doubtful accounts             60,905         236,303         171,943
   Cost associated with asset impairments        -          2,056,025            -
   Beneficial conversion feature related
     to convertible debentures                907,317            -               -
   Other noncash charges                      188,322         144,000            -
   Stock option compensation                     -               -             68,750
Changes in operating assets
 and liabilities:
   Increase in accounts receivable           (120,663)        (90,021)       (483,318)
  (Increase) decrease in other
    receivables                               (86,920)        469,651        (488,556)
  (Increase) decrease in prepaid
    expenses and other current assets        (279,279)        147,979          60,981
  (Increase) decrease in inventory           (142,890)        793,713      (1,442,362)
  (Increase) decrease in restricted cash     (110,000)        600,000        (750,000)
   Decrease (increase) in other assets         13,448          83,300         (98,047)
   Increase (decrease) in accounts
     payable, accrued compensation and
     employee benefits, and other
     current liabilities                       91,681      (1,165,645)      2,620,280
                                         ------------    ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES     ( 7,229,636)    (16,003,247)    (23,674,038)
                                         ------------    ------------    ------------
Cash flows from investing activities:
   Additions to property and equipment    ( 1,055,819)     (2,160,173)     (3,593,664)
                                         ------------    ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES     ( 1,055,819)     (2,160,173)     (3,593,664)
                                         ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of
     convertible debentures                 4,800,000            -               -
   Debt issuance costs                       (269,500)           -               -
   Proceeds from issuance of common stock     131,133      11,291,752      30,536,362
   Payment of stock issuance costs               -           (616,367)     (1,018,420)
   Proceeds from issuance of notes payable  1,000,000            -               -
                                         ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES   5,661,633      10,675,385      29,517,942
                                         ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                    (2,623,822)     (7,488,035)      2,250,240
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                3,243,505      10,731,540       8,481,300
                                         ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                             $    619,683    $  3,243,505    $ 10,731,540
                                         ============    ============    ============
Supplemental disclosure of cash flow information:
-------------------------------------------------
Interest paid                            $      6,328    $      -        $       -
                                         ============    ============    ============
        The accompanying notes are an integral part of these financial statements.
/TABLE

Page F-7
The Panda Project, Inc.
Notes to Financial Statements
-----------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS:

The Panda Project, Inc. (the "Company") designs, develops, manufactures, markets and licenses various products incorporating the Company's proprietary semiconductor packaging and interconnect technology, and designs, develops, manufactures, markets, services and supports powerful, modular, universal platform computers, including personal computers, servers and workstations. The Company markets its Systems products and services under the Archistrat and Rock City brand names through value-added resellers and directly to its customers. The Company markets and sells its Technologies directly to end users as well as through a network of independent sales representatives. Based in Boca Raton, Florida, the Company conducts operations worldwide and has an inactive wholly-owned subsidiary, Archistrat Corporation, a Delaware corporation.

Change in Fiscal Year
---------------------
During September 1997, the Company decided to change its fiscal year from April 1 through March 31 to January 1 through December 31. The accompanying audited financial statements are for the transition period April 1, 1997 through December 31, 1997 and for the two years ended March 31, 1997. References to "fiscal 1997" relate to the year ended March 31, 1997.

The following table sets forth the results of operations for the transition period ended December 31, 1997 and the unaudited results of operations for the nine months ended December 31, 1996:


                           1997             1996
                                         (Unaudited)

Net revenues           $ 2,246,795     $  2,091,132
Net loss               $(8,949,652)    $(17,217,703)
Basic and diluted
  loss per share            $(0.78)          $(1.79)


2.  LIQUIDITY AND CAPITAL RESOURCES:

During the year ending December 31, 1998, the Company expects to continue development of its Technology Products, commence the commercial production and sale of its VSPA semiconductor package and its new Rock City line of computer systems. The Company anticipates that sales of its VSPA semiconductor package and increased shipments of its Computer Systems and the related revenue, as well as licensing and royalty revenue, will provide additional resources to at least partially fund its activities during 1998. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company. In addition, Page F-8 revenues associated with the cooperative development agreement entered into with the U.S. Government during the prior fiscal year will be limited during 1998 as the agreement nears its end.

The Company has successfully implemented cost reduction plans and was able to significantly decrease the amount of average monthly cash consumption. Cash flows used by operating activities decreased $8.8 million from $16.0 million used during fiscal year 1997 to $7.2 million used during the nine months ended December 31, 1997. The Company will continue to focus on cost controls during 1998 and will take further cost reduction actions as deemed necessary. However, there can be no assurances that such efforts will be successful or that such plans will result in adequate cost reductions.

The Company is dependent upon the success of the efforts discussed above to expand its marketing activities in order to obtain additional orders for its VSPA semiconductor package and Computer Systems, to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements.

As of December 31, 1997, the Company had total current assets of $2.3 million and total current liabilities of $3.6 million. However, during February 1998, the Company raised $6.0 million from the issuance of Series A Convertible Preferred stock (see note 18).

In the event the Company's working capital, as augmented by proceeds from any sales revenue, prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional financing. Furthermore, depending upon the Company's progress in the development of its products and technology and manufacturing capabilities, acceptance of its products and technology by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. In addition, in the event that the Company receives a larger than anticipated number of purchase orders for its Computer Systems or VSPA semiconductor package, it may require resources substantially greater than it currently has or than are otherwise available to the Company, and the Company may be required to raise additional capital or engage third parties (as to which engagement there can be no assurance) to assist the Company in meeting such orders. There can be no assurance that additional financing will be available to the Company when needed on commercially reasonable terms or at all. The inability of the Company to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates
----------------
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at Page F-9 year end and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Revenue Recognition
-------------------
The Company recognizes revenue from product sales at the time of shipment. Licensing fees are recognized as received. Contract research and development revenue are recorded upon the achievement of stated milestones.

Per Share Data
--------------
The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which establishes new standards for computing and presenting earnings per share ("EPS") effective for periods ending after December 15, 1997. FAS 128 requires a dual presentation of basic and diluted EPS. Because of losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share in all periods presented.

Potential common shares in the amount of 2,341,492 for the nine months ended December 31, 1997 and 2,246,916 and 1,823,331 for the years Page F-10 ended March 31, 1997 and 1996, respectively, have been excluded from the computation of diluted earnings per share as the effect of their inclusion is antidilutive.

Income Taxes
------------
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company.

Long-Lived Assets
-----------------
The Company reviews long-lived assets and reserves for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock-Based Compensation
------------------------
The Company's employee stock option plans are accounted for using the intrinsic value method. The Company also provides disclosures of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense (see Note 12).

Debt Issuance Costs
-------------------
Deferred loan costs of approximately $404,000 incurred in connection with debt financing are being amortized on a stright-line basis over the life of the debt. Amortization expense for the nine months ended December 31, 1997 amounted to approximately $63,000.

Reclassifications
-----------------
Certain reclassifications have been made to the prior years financial statements to conform with the period ended December 31, 1997 presentation.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of cash, accounts receivable, notes payable, accounts payable, and accrued compensation and employee benefits approximates fair value due to the relatively short-term maturity of these instruments.

5.  RESTRICTED CASH:

Restricted cash as of December 31, 1997 consists of cash in restricted accounts to serve as collateral for an automated clearing house agreement with the Company's bank and to secure a letter of credit issued to one of the Company's landlords.
Page F-11

6.  INVENTORY:

Inventory, net of allowances for slow-moving and obsolete items, consists of the following:


                                    December 31,    March 31,
                                         1997         1997

       Raw Materials                $   879,756   $   434,569
       Work in Process                   14,024        43,341
       Finished Goods                    71,419       344,399
                                    -----------   -----------
                                    $   965,199   $   822,309
                                    ===========   ===========

Inventory reserves totaled $600,000 and $250,000 at December 31, 1997 and March 31, 1997, respectively. Given the rapid pace of technological development in the computer industry, these inventories are at risk of becoming technologically obsolete.

7.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                Estimated    December 31,   March 31,
                               Useful Lives     1997          1997

Office furniture and equipment  3-10 years   $ 3,311,648  $ 3,149,374
Machinery and equipment         3-5 years        873,560      850,945
Trade show booth and exhibit     5 years         420,428      407,575
Motor vehicles                   5 years          54,535       54,402
Leasehold improvement            5 years         519,298      501,463
Construction in progress                         826,828         -
Less:  Accumulated depreciation               (3,188,079)  (2,139,961)
                                             -----------  -----------
     Total property and equipment, net       $ 2,818,218  $ 2,823,798
                                             ===========  ===========

Depreciation expense for the nine months ended December 31, 1997, and for the fiscal years ended March 31, 1997 and 1996 totaled $1,061,399, $1,595,549 and $560,717, respectively.

During the year ended March 31, 1997, the Company determined that, due to various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products), certain long-lived assets were impaired. As a result, the Company recorded charges totaling approximately $2,056,000 during the year ended March 31, 1997. Of this total, approximately $1,040,000 related to computer equipment and software, approximately $467,000 related to demonstration and promotional equipment and approximately $520,000 related to production equipment and tooling. The Company determined the amount of the asset impairment charge using various valuation techniques.
Page F-12
8.  SUBORDINATED CONVERTIBLE DEBENTURES:

During April 1997, the Company completed a private placement of $4.8 million of 4% subordinated convertible debentures. The debentures were due two years from the date of issuance and were convertible into shares of common stock at the lower of $5.625 per share or 82% of the average closing bid price of the Company's common stock for the five consecutive trading days immediately preceding the date of conversion. During June and July, all of such debentures were converted into an aggregate of 1,996,822 shares of the Company's common stock.

In connection with the transaction, the Company paid placement fees of $384,000 of which $192,000 was paid in cash and the balance by issuance of 30,918 shares ("Placement Shares") of the Company's common stock. In addition to the placement fees, the Company issued warrants to two parties to purchase 70,096 shares of the Company's common stock. Warrants to purchase 42,667 shares and 27,429 shares are exercisable through April 2002 at an exercise price of $6.75 and $7.00 per share, respectively. These warrants have been recorded at a value of approximately $163,000. Total deferred issuance costs, including the placement fees and the value of the warrants, were amortized as interest expense. Upon conversion of the related debentures, the pro rata portion of any unamortized deferred issuance costs was charged to Additional Paid-in Capital. In addition, the Company has filed a registration statement with the Securities and Exchange Commission (the "SEC") to effect the registration of the Placement Shares. The Company has also agreed to effect the registration of the shares issuable upon conversion of the debentures in the event of certain amendments to certain securities regulations and has granted certain piggyback registration rights to the holders of the warrants.

The value of the beneficial conversion feature related to the convertible debentures of $907,317 was calculated at the date of issuance as the difference between the conversion price and the fair market value of the Company's common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The debentures were fully convertible into shares of the Company's common stock prior to June 30, 1997 and as such, a non-cash charge to interest expense and an increase to additional paid-in capital was recorded in the amount of $907,317 during the nine months ended December 31, 1997. The accounting for this transaction has no effect on total stockholders' equity.

9.  NOTES PAYABLE:

On December 19, 1997, the Company received a short-term loan in the amount of $1,000,000 from Helix (PEI) Inc. ("Helix"). The loan is due and payable on February 28, 1998 and is secured by the Company's intellectual property. Interest accrues at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada on US dollar advances plus 2% (10.26% as of December 31, 1997). The Company also agreed to issue Helix warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $4.50 per share. The warrants have a term of two years. Helix and its affiliates currently hold approximately 12% of the Company's common stock. James T. A. Wooder, a director of the Company, is a Vice President of Helix's parent, Helix Investments (Canada), Inc.
Page F-13

The warrants have been recorded as debt issuance costs at a value of approximately $404,000. Total deferred issuance costs, including the value of the warrants, are amortized as interest expense.

On January 12, 1998, the Company borrowed an additional $1,000,000 from Helix under the same terms as the first note with the exception that the related warrants have an exercise price of $4.00 per share.

On February 27, 1998, the Company fully repaid both of these notes and the related security interests were released.

10.  OTHER CURRENT LIABILITIES:

The components of other current liabilities are as follows:

                                  December 31,     March 31,
                                      1997           1997

       Provision for warranties   $   200,000    $   200,000
       Accrual for lease costs        176,867        323,448
       Other                          583,797      1,087,675
                                  -----------    -----------
                                  $   960,664    $ 1,611,123
                                  ===========    ===========
11.  COMMON STOCK:

In July 1995, the Company consummated a private placement to accredited investors of 399,209 units at a purchase price of $73.60 per unit. Each unit consisted of three shares of common stock and one warrant to purchase one share of common stock at an exercise price of $40.00 per share, exercisable beginning in July 1996 and expiring in July 1998, resulting in the issuance by the Company of an aggregate of 1,197,627 shares and 399,209 warrants. The Company received proceeds of approximately $28.4 million from the private placement, net of expenses of $1,018,420.

In July 1996, the Company completed the sale of 1,087,833 shares of its common stock in a private placement to accredited investors. The Company received proceeds of approximately $9.2 million, net of expenses of approximately $600,000. In addition to the shares of common stock purchased by each investor in the placement, such investor received a warrant to purchase an equal number of shares of common stock at an exercise price of $11 per share. The warrants expire in July 2001 and are callable by the Company when the Company's common stock trades at a price of $26 or more for thirty consecutive trading days.

During the annual meeting of shareholders held on August 12, 1997, an amendment to the Company's Articles of Incorporation was approved which allows the Company to issue up to 2,000,000 shares of preferred stock.
Page F-14

12.  EMPLOYEE BENEFIT PLANS:

Stock Incentive Plans
---------------------
The Company maintains three stock option plans as follows: 1993 Performance Incentive Plan ("1993 Plan"), Non-Employee Director Stock Option Plan ("Director Plan"), and the 1995 Employee Stock Incentive Plan ("1995 Plan"). Under the 1993 Plan and the 1995 Plan both incentive options and nonqualified options may be granted. In addition, stock appreciation rights and restricted stock may also be granted under the Plans; however, no stock appreciation rights or restricted stock have been granted to date.

The exercise price for incentive options under the 1993 Plan, the 1995 Plan and nonqualified options under the Director Plan is the fair market value of the Company's common stock as of the date of grant. Each stock option expires ten years from the grant date under the 1993 Plan and the 1995 Plan, and five years under the Director Plan.

Options granted pursuant to the 1993 Plan cannot be exercised prior to the expiration of six months from the date of grant while vesting of options granted under the 1995 Plan is determined at the discretion of
the Company's Stock Option Committee.   Options granted under the
Director Plan vest 25% annually beginning on the first anniversary of the grant date.

The maximum number of shares of common stock with respect to which options may be granted under the 1993 Plan is 5% of the outstanding shares, not to exceed 1,000,000 shares. Under the 1995 Plan and the Director Plan, options to purchase up to 500,000 and 50,000 shares may be granted, respectively. As of December 31, 1997, there were 71,332, 227,500 and 22,000 shares available for grant under the 1993 Plan, the 1995 Plan and the Director Plan, respectively.
Page F-15

A summary of the Company's stock option activity and related information is presented below:

                 Nine Months Ended                    Fiscal Year Ended
                 December 31, 1997         March 31, 1997            March 31, 1996
           ---------------------------------------------------------------------------
                        Weighted-                Weighted-                 Weighted-
                         Average                  Average                   Average
              Shares  Exercise Price   Shares  Exercise Price   Shares  Exercise Price
           ---------------------------------------------------------------------------
Outstanding,
beginning of
year           586,900     $ 8.83       906,338     $17.66     1,387,660    $ 3.40

Granted        266,500       5.13       522,500       6.62       411,641     31.66
Exercised     (    100)      4.75      (305,487)      4.47      (788,053)     1.33
Forfeited     (198,850)      8.40      (536,451)     23.22      (104,910)    10.99
              --------     ------     ---------     ------     ----------
Outstanding,
end of period  654,450     $ 7.45       586,900     $ 8.83       906,338    $17.66
              ========                =========                ==========
Exercisable
at end of
period         221,700
              ========

Had compensation expense for the Company's stock option plans been determined based on the fair value of the underlying common stock at the grant dates, consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation , the Company's net loss and net loss per share would have been as follows:

                   Nine Months
                      Ended             Fiscal Year Ended
               December 31, 1997   March 31, 1997  March 31, 1996

Net loss:
    As reported  ($ 8,949,652)      ($20,874,101)   ($23,894,426)
    Pro forma    ($ 9,323,415)      ($21,315,572)   ($24,043,171)

Basic and diluted
  loss per share:
    As reported        ($ .78)            ($2.15)          ($3.07)
    Pro forma          ($ .81)            ($2.19)          ($3.09)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended December 31, 1997 and fiscal years ended March 31, 1997 and 1996, respectively: risk-free interest rates of 6.2%, 6.3% and 5.9%; dividend yields of 0% in all periods; volatility factors of the expected market price of the Company's common stock of 97%, 98% and 98%; and a weighted-average expected life of the option of 4 years, 4 years and 1.9 years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including Page F-16 the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following tables summarize information about outstanding and exercisable stock options as of December 31, 1997:

OUTSTANDING OPTIONS

                      Number         Weighted Average
                  Outstanding at        Remaining     Weighted Average
Exercise Prices  December 31, 1997   Contractual Life  Exercise Price
-------------------------------------------------------------------

$ 2.75 - $ 3.81        23,500          7.0 Years           $  3.29
$ 4.38 - $ 6.13       371,200          8.4 Years           $  5.27
$ 7.75 - $ 8.50       217,750          7.6 Years           $  7.93
$12.50 - $14.25        16,000          7.0 Years           $ 13.10
$28.25 - $44.25        26,000          7.4 Years           $ 34.89
                      -------
                      654,450          8.0 Years           $  7.45
                      =======

OPTIONS EXERCISABLE
                              Number
                          Exercisable at          Weighted Average
Exercise Prices         December 31, 1997          Exercise Price
---------------------------------------------------------------------
$ 4.38 - $ 6.13               94,700                  $   5.06
$ 7.88 - $ 8.50               87,000                  $   7.93
$12.50 - $14.25               16,000                  $  13.10
$28.25 - $44.25               24,000                  $  34.85
                            --------
                             221,700                  $   9.99
                            ========
Employee Savings Plan
---------------------
The Company has a defined contribution retirement plan ("Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligibility for participation commences six months from the date of hire. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Through September 30, 1996, the Company matched 75% of employee contributions, up to a maximum of 6% of the employee s earnings. Contributions are invested at the direction of the employee in one or more funds. Beginning April 1, 1997, employees were given the choice to invest their contributions in common stock of the Company. Employer contributions vest over five years. The Company's matching contributions to the Savings Plan amounted to approximately $73,000 and $127,000 for the years ended March 31, 1997 and 1996,
Page F-17

respectively. The employer matching contribution was discontinued as of October 1, 1996.

13.  COMMON STOCK WARRANTS:

During the nine months ended December 1997, the Company issued warrants to purchase 270,096 shares of the Company's common stock. These warrants have been recorded at a value of approximately $567,000 (see Notes 8 and 9).

In September 1996, the Company entered into an agreement with a consulting firm, which served as an investor relations counsel to the Company. The agreement provides for a minimum monthly fee of $3,500 plus payment of expenses for the term of one year. In connection with this agreement, the Company granted the principal of the consulting firm, a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $8.00 per share. The warrant has a term of 10 years and is exercisable (i) as to 100,000 shares at any time during the term of the warrant, and (ii) as to the remaining shares, upon attainment of certain milestones specified in the warrant, none of which have been achieved.

The issuance of these warrants has been recorded based on the fair market value of the services to be received over the term of the agreement. The Company has determined the value of these services to be $78,000 of which $39,000 was expensed during the nine months ended December 31, 1997 and $39,000 was expensed during the year ended March 31, 1997.

14.  REVENUE:

LG Cable & Machinery Ltd.
-------------------------
In October 1996, the Company and Stanford W. Crane, Jr., the Company's Chief Executive Officer and founder, entered into a licensing agreement with LG Cable & Machinery Ltd. ("LG") with respect to the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company whereby LG was granted a license, for a term of ten years or until the expiration of the last to expire of the patents covered by the agreement, whichever is later. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. In connection with this agreement, the Company's portion of the license fee ($500,000) was immediately vested upon signing the agreement and is payable as follows: $100,000 within 15 days after execution of the agreement and $100,000 on each of the first four anniversaries of the agreement. Licensing fee revenue of $100,000 was recorded during both the nine months ended December 31, 1997 and the year ended March 31, 1997 representing the first two payments received. The remaining $300,000 will be recognized as payments are received. In addition, the Company is entitled to receive royalties on sales of the Compass Connector products by LG or its affiliates. No royalties have been received under the agreement as of December 31, 1997.
Page F-18

In July 1997, the Company entered into another licensing agreement with LG whereby LG was granted a license with respect to a semiconductor package product owned by the Company, for a term that continues until the expiration of the last to expire of the patents covered by the agreement. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. In connection with this agreement, the Company was entitled to a non-refundable license fee of $250,000 that became immediately vested upon signing the agreement and has been recorded as revenue during the nine months ended December 31, 1997.
In addition, the Company is entitled to receive royalties on sales of the semiconductor package products by LG or its affiliates. No royalties have been received under the agreement as of December 31, 1997.

Defense Advanced Research Projects Agency
-----------------------------------------
In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company's VSPA electronic package whereby the government will contribute approximately $1.8 million to the project over a period of 18 months. The agreement, as amended, requires the Company to match the $1.8 million with $2.7 million of development costs associated with the project. Failure of either party to provide its respective total contribution may result in a proportionate reduction in funding for the other party.

Revenue is recognized over the term of the cooperative development agreement based on the achievement of stated milestones. For the nine months ended December 31, 1997 and the year ended March 31, 1997, the Company recognized revenue related to the agreement of approximately $973,000 and $684,000, respectively. Costs associated with the cooperative agreement have not been separately disclosed on the face of the Statement of Operations as such costs would have been incurred by the Company regardless of the agreement. Of the $2.1 and $1.2 million of expenses incurred during the nine months ended December 31, 1997 and year ended March 31, 1997, approximately $1,032,000 and $610,000 are reflected in research and development and the balance is included in selling, general and administrative expenses in the Statement of Operations, respectively.

Other Revenue
-------------
During fiscal 1997, the Company agreed to sell certain products to a software developer in a noncash exchange for certain products and services. During the year ended March 31, 1997, the following products and services were received from the software developer: licenses to use the developer s software for internal purposes valued at approximately $326,000 (recorded in property and equipment); consulting and training services valued at $100,000 (recorded in research and development expenses); and services associated with the certification of the Company's 4s server to use the software developer s CAD program and porting the software onto the 4s product. These services were valued at approximately $570,000 and are reflected equally between research and development expense and selling, general and administrative expenses for the year ended March 31, 1997. Page F-19

Revenues of approximately $923,000 were recorded during the year ended March 31, 1997 as a result of this transaction. During the nine months ended December 31, 1997, the Company shipped additional computer systems to the software developer and recognized $37,000 of revenue associated with this agreement.

Sales of computer systems to one customer accounted for 14% of total revenue for the nine months ended December 31, 1997. No individual customers accounted for more than 10% of total revenue for fiscal 1997. Sales of computer systems for the year ended March 31, 1996 include sales to two customers which represented 26% and 13% of total revenues. U.S. export sales of computer systems to a Brazilian reseller represented an additional 23% of total revenues for the year ended March 31, 1996.

15.  RELATED PARTY TRANSACTIONS:

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

In addition, Mr. Crane has granted the Company a nonexclusive license to sell, lease, or transfer the Compass Connector as loose or discrete components for specified royalties based on net sales of the Compass Connectors, commencing when the accumulated net sales of the Compass Connectors reaches $100,000 (the "Royalty Date"). For the five year period following the Royalty Date, the Company is obligated to pay to Mr. Crane royalties equal to 5% of the net sales price of such Compass Connectors, including any such Compass Connectors sold prior to the Royalty Date. The royalty decreases to 2.5% after five years and 2.0% after ten years. The royalty decreases to 1.0% for any period during which no valid patent exists anywhere with respect to the Compass Connector. The royalty is also subject to reduction if Mr. Crane grants a third party a license with respect to Compass Connectors as loose or discrete components at a lower royalty than that charged to the Company. To date, Mr. Crane has received no royalties pursuant to the Crane/Panda License.

In August 1997, the Company hired Melissa Crane, wife of Stanford W. Crane, Jr., as Director of Strategic Business at an annual salary of $100,000 per year. In September 1997, Ms. Crane was granted an option to purchase 50,000 shares of Common Stock of the Company at an exercise price of $6.13 per share. Such options expire on September
19, 2007. Options to purchase 10,000 of these shares of Common Stock are exercisable six months from the date of grant and the remainder become exercisable in equal annual installments on the first, second, third and fourth anniversaries of grant. In October 1997, the Board Page F-20 of Directors approved the payment of a bonus of $25,000 to Ms. Crane in connection with the achievement of certain marketing objectives. In November 1997, the Board of Directors elected Ms. Crane Vice President of Strategic Business and authorized an increase in her annual salary to $125,000 per year.

16. INCOME TAXES:

As a result of tax losses incurred by the Company, no current tax provision has been recorded for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996.

Deferred tax assets and deferred tax liabilities reflect the tax effect of net operating loss carryforwards and differences between financial statement carrying amounts and tax bases of assets and liabilities as follows:
                                         December 31,      March 31,
                                            1997             1997
Deferred tax assets:
  Net operating loss carryforwards    $   28,504,000   $   24,498,000
  Research and development credits           990,000          753,000
  Write down of property and equipment       475,000          794,000
  Inventory reserve                          367,000          328,000
  Other                                      129,000          346,000
                                      --------------   --------------
    Gross deferred tax asset              30,465,000       26,719,000

    Deferred tax asset valuation
     allowance                           (30,113,000)     (26,386,000)
                                      --------------   --------------
    Net deferred tax asset            $      352,000   $      333,000
                                      ==============   ==============
Deferred tax liabilities:
  Tax depreciation and amortization
   in excess of book                  $     (248,000)  $     (312,000)
  Other                                     (104,000)         (21,000)
                                      --------------   --------------
     Deferred tax liability           $     (352,000)  $     (333,000)
                                      ==============   ==============
     Net deferred taxes               $         -      $         -
                                      ==============   ==============

A valuation allowance reducing the asset recognized must be recorded if it is determined that it is more likely than not that the asset will not be realized. Because of the uncertainty surrounding realizability of future benefits due to cumulative losses, a valuation allowance in the full amount of the net deferred tax asset has been provided for financial reporting purposes.

At December 31, 1997, the Company has available approximately $73.8 million in net operating loss ("NOL") carryforwards available to offset future taxable income, if any, for federal and state income tax purposes. This includes approximately $13.9 million of tax deductions associated with the exercise of certain non-qualified stock options by employees of the Company. Additional paid-in capital will be credited Page F-21 upon realization of these stock option tax deductions. If unutilized, these NOL carryforwards will expire at various times beginning in the year 2009.

At December 31, 1997, unused credit carryforwards for increasing research activities of approximately $990,000 are also available. The credit carryovers will expire at various times beginning in the year 2010.

Due to the change of control effected by the initial public offering of the Company's common stock on May 24, 1994, as well as subsequent stock offerings, the amount of future taxable income that can be offset by the Company's net operating losses incurred prior to the dates of the stock offerings, as well as the amount of tax liability that can be offset by research and development credit, may be limited.

17.  COMMITMENTS AND CONTINGENCIES:

Operating Leases
----------------
The Company leases various facilities and equipment under noncancelable operating lease arrangements which expire at various dates through year 2002. Rent expense under all operating leases was approximately $641,000, $1,035,000 and $383,000 for the nine months ended December 31, 1997 and for the years ended March 31, 1997 and 1996, respectively.

Minimum future rental payments under non-cancelable operating leases with remaining lease terms in excess of one year are as follows:

                  December 31,
                     1998                 $   744,013
                     1999                     773,659
                     2000                     740,435
                     2001                     426,430
                     2002                     204,975
                                          -----------
               Total minimum future
                 rental payments          $ 2,889,512
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

Employment Agreements
---------------------
Under the terms of an employment agreement with Mr. Crane entered into in November 1993, he serves as the Senior Vice President, Product
Design and Development, and at the discretion of the Board of
Page F-22

Directors, as the Chairman of the Board and the Company's President and Chief Executive Officer. Mr. Crane's agreement has a base annual salary with salary increases and bonuses available to him based on the attainment of specified objectives established at the discretion of the Company's Board of Directors. The term of the agreement extends to January 1999.

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

Consulting Agreement
--------------------
During May 1997, the Company entered into a three year consulting agreement with a third-party to manage its information systems and computer network applications. In consideration of the services to be provided by the consultant, the Company agreed to pay monthly fees of $180,000 per year, bonuses based on the achievement of specific objectives, and an additional hourly rate for out-of-scope services. The Company has agreed to terminate this agreement effective April 30, 1998.

Commitments
-----------

During the nine months ended December 31, 1997, the Company issued significant purchase orders to three suppliers to provide materials for the production of the Company's VSPA semiconductor package. The Page F-23 aggregate commitment under these purchase orders is approximately $1.1 million as of December 31, 1997.

Litigation
----------
During February 1997, the Company settled a lawsuit filed by an entity that was engaged to act as the Company's financing agent in its capital raising efforts during 1993 and 1994. In conjunction with the settlement, the Company made a cash payment of $40,000 and issued 17,500 shares of its common stock. The settlement agreement requires the Company to file a registration statement with the Securities and Exchange Commission for the common shares issued and the Company has done so. As a result of this transaction, a charge of $145,000 is reflected under the caption Selling, General and Administrative expenses in the accompanying Statements of Operation for the year ended March 31, 1997.

There are various legal proceedings and claims pending against the Company, including a dispute with a former director. While it is not possible to determine the ultimate outcome of these matters, it is the opinion of management, based on advice from counsel, that the resolution of such matters will not have an aggregate material adverse effect on the Company's financial position.

18.  SUBSEQUENT EVENTS:

Convertible Preferred Stock Issuance
------------------------------------

On February 11, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") for an aggregate purchase price of $6,000,000. In connection with this transaction, the Company also issued Common Stock Purchase Warrants ("Warrants") to purchase an aggregate of 150,000 shares of Common Stock.

Holders of Series A Preferred are entitled to a dividend of 5% per annum of the purchase price for the shares, payable either in cash or as an accrual to the purchase price utilized in computing the number of shares of Series A Preferred issuable upon conversion. Shares of Series A Preferred are convertible into shares of Common Stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $6.10 subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events (the "Fixed Conversion Price"), or (ii) a percentage of the average closing bid price of the Common Stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred. No conversion of Series A Preferred into shares of Common Stock may occur during the period prior to 120 days after issuance except at the Fixed Conversion Price. The Company may require that all unconverted shares of Series A Preferred be converted at any time if the closing bid price of Common Stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days.
Page F-24

The Warrants have a term of five years and an exercise price, subject to adjustment for stock splits and similar events, of $6.10 per share.

In the event certain conditions specified in the Subscription Agreement are met, the Company has the right to cause the issuance of an additional 400 shares of Series A Preferred for an aggregate purchase price of $4,000,000. In such event, the Company would be required to issue the purchasers of Series A Preferred Warrants to purchase an additional 100,000 shares of Common Stock.

The terms of the Series A Preferred provide that upon the occurrence of certain events, the Company may be required to redeem the outstanding Series A Preferred.

In connection with this transaction, the Company has agreed to file and has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to effect the registration for resale of the Common Stock issuable upon conversion of the Series A Preferred and upon exercise of the Warrants. Such Registration Statement has not been declared effective by the Securities and Exchange Commission.

Settlement with Contract Manufacturer
-------------------------------------
The agreement between the Company and a third-party for the manufacture and assembly of the Company's computer systems expired in September 1996. A dispute arose regarding liability for certain inventory allegedly purchased on behalf of the Company. During February 1998, the Company settled this dispute by purchasing inventory from the contract manufacturer for $520,000. In management's opinion, the fair market value of this inventory is at least equal to the amount to be paid.

Page F-25

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
                           STATEMENT SCHEDULE




To the Board of Directors
of The Panda Project, Inc.

Our audits of the financial statements referred to in our report dated March 10, 1998, appearing on page F-2 of this Form 10-K of The Panda Project, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP


Fort Lauderdale, Florida
March 10, 1998
Page F-26

THE PANDA PROJECT, INC.

Schedule II - Valuation and Qualifying Accounts
Column A         Column B            Column C        Column D    Column E

                                    Additions
                             ---------------------
                   Balance at Charged to  Charged               Balance at
                   Beginning   Costs and  to Other                End of
Description        of Period   Expenses   Accounts   Deductions   Period
--------------------------------------------------------------------------
YEAR ENDED
MARCH 31, 1996:

Allowance for
Doubtful Accounts          -        171,943      -         -         171,943

Inventory
Obsolescence Reserve       -        128,412      -         -         128,412

Deferred Tax
Asset Valuation
Allowance             3,730,716   9,118,284      -         -      12,849,000

YEAR ENDED
MARCH 31, 1997:

Allowance for
Doubtful Accounts       171,943     236,303      -     (297,284)(1)  110,962

Inventory
Obsolescence
Reserve                 128,412   1,030,335      -     (908,747)(2)  250,000

Deferred Tax
Asset Valuation
Allowance           $12,849,000 $13,537,000      -         -     $26,386,000

NINE MONTHS ENDED
DECEMBER 31, 1997:

Allowance for
Doubtful Accounts       110,962      60,911      -     (161,867)(1)   10,006

Inventory
Obsolescence
Reserve                 250,000     350,000      -         -         600,000

Deferred Tax
Asset Valuation
Allowance           $26,386,000 $ 3,727,000      -         -    $ 30,113,000

(1) - Write off of bad debts.
(2) - Primarily relates to the revaluation of specific inventory items to net realizable value.