Form 10-Q
period 1998-03-31
PANDA PROJECT INC
filed 1998-05-20
CIK 917736

United States
               Securities and Exchange Commission
                    Washington, D.C. 20549

                           FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998

                               or

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

           Former fiscal year end: March 31
    (Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $.01 Par Value -- 12,233,601 shares as of April 30, 1998




                          THE PANDA PROJECT, INC.

                                  Index

                                                                 Page

Part I -  Financial Information

Item 1 -  Financial Statements (unaudited)

          Condensed Balance Sheets - March 31, 1998 and
          December 31, 1997                                         3

          Condensed Statements of Operations - Three months
          ended March 31, 1998 and March 31, 1997                   4

          Condensed Statements of Cash Flows - Three months
          ended March 31, 1998 and March 31, 1997                   5

          Notes to Condensed Financial Statements -
          March 31, 1998                                          6-9

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9-12

Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk                                              12

Part II - Other Information

Item 1 -  Legal Proceedings                                        12

Item 2 -  Changes in Securities                                    13

Item 3 -  Defaults Upon Senior Securities                          15

Item 4 -  Submission of Matters to Vote of Security Holders        15

Item 5 -  Other Information                                        15

Item 6 -  Exhibits and Reports on Form 8-K                         15

Signatures                                                         16

Exhibit Index                                                      17

Page 3
The Panda Project, Inc.
Condensed Balance Sheets
                                          March 31,      December 31,
                                            1998             1997
                                        (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents          $    2,128,368   $      619,683
  Accounts receivable-trade (net of
   allowance of $10,006 at March 31,
   1998 and December 31, 1997)               69,543          224,851
  Inventory                               1,286,117          965,199
  Other receivables                         141,015          105,825
  Prepaid expenses and other current
   assets                                   692,611          378,242
                                     --------------   --------------
     Total current assets                 4,317,654        2,293,800
                                     --------------   --------------
Property and equipment, net               2,940,398        2,818,218
Restricted cash                             260,000          260,000
Debt issuance costs, net                       -             340,513
Other assets                                  1,499            1,299
                                     --------------   --------------
       Total assets                  $    7,519,551   $    5,713,830
                                     ==============   ==============

LIABILITIES, REDEEMABLE SECURITIES, AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                   $    1,614,698   $    1,651,540
  Notes payable                                -           1,000,000
  Accrued expenses and other current
   liabilities                              914,064          964,586
                                     --------------   --------------
Total current liabilities                 2,528,762        3,616,126


Redeemable Series A convertible
  preferred stock, no shares issued
  at December 31, 1997 and 600 shares
  issued and outstanding at
  March 31, 1998                          5,448,660             -
Common Stock, $.01 par value,
  50,000,000 shares authorized:
  12,230,601 shares at March 31, 1998
  and 12,215,522 shares at December 31,
  1997 issued and outstanding               122,306          122,155
Additional paid-in capital               66,096,409       64,841,102
Accumulated deficit                     (66,676,586)     (62,865,553)
                                     --------------   --------------
   Total liabilities, redeemable
    securities and common
    stockholders' equity             $    7,519,551   $    5,713,830
                                     ==============   ==============

   The Balance Sheet at December 31, 1997 has been derived from the audited financial statements of the Company at that date.
              See Notes to Condensed Financial Statements.

Page 4
The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)


                                           Three Months Ended
                                                March 31,
                                          1998             1997

Revenues:
   Product sales                     $      125,754   $      125,887
   Contract research and development
    revenues                                 18,416          165,000
                                     --------------   --------------
   Net revenues                      $      144,170   $      290,887

Costs and expenses:
   Cost of sales                            160,406          171,219
   Research and development               1,004,833          935,879
   Selling, general and administrative    1,987,582        2,311,123
   Amortization of debt issuance costs      808,514             -
   Costs associated with asset
    impairments                                -             585,000
                                     --------------   --------------
Total costs and expenses                  3,961,335        4,003,221
                                     --------------   --------------
Operating loss                           (3,817,165)      (3,712,334)

Other income                                  6,132           55,936
                                     --------------   --------------
Net loss                             $   (3,811,033)  $   (3,656,398)
                                     --------------   --------------

Dividends and amortization of
 beneficial conversion feature
 related to redeemable convertible
 preferred stock                           (178,438)            -
                                     --------------   --------------
Net loss applicable to common stock  $   (3,989,471)  $   (3,656,398)
                                     ==============   ==============

Basic and diluted loss per common
 share                               $         (.33)  $         (.36)
                                     ==============   ==============

Weighted average shares outstanding      12,220,803       10,113,040
                                     ==============   ==============








                   See Notes to Condensed Financial Statements.

Page 5
The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                            Three Months Ended
                                                  March 31,
                                            1998             1997


Net cash used by operating activities  $ (2,871,347)  $   (1,770,148)

Cash flows from investing activities:
  Additions to property and equipment      (452,660)         (74,862)
                                     --------------   --------------
Net cash used by investing activities      (452,660)         (74,862)

Cash flows from financing activities:
  Proceeds from issuance of redeemable
    convertible preferred stock           6,000,000             -
  Proceeds from issuance of common
    stock                                    25,705             -
  Proceeds from issuance of notes
    payable                               1,000,000             -
  Repayment of notes payable             (2,000,000)            -
  Payments of stock issuance costs         (193,013)         (25,500)
                                     --------------   --------------
Net cash provided by (used in)
  financing activities                    4,832,692          (25,500)
                                     --------------   --------------
Net increase (decrease) in cash and
  cash equivalents                        1,508,685       (1,870,510)

Cash and cash equivalents at
beginning of period                         619,683        5,114,015
                                     --------------   --------------
Cash and cash equivalents at end
of period                            $    2,128,368   $    3,243,505
                                     ==============   ==============
















                 See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements (Unaudited)
March 31, 1998

1.     Basis of Presentation

The accompanying condensed financial statements of The Panda Project, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles on a basis consistent in all material respects with those applied in the Transition Report on Form 10-K for the nine months ended December 31, 1997. The interim financial information is unaudited, but reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results of operations for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1997.

Change in Fiscal Year
---------------------
During 1997, the Company changed its fiscal year from April 1 through March 31 to January 1 through December 31.

2.    Inventory

                          March 31, 1998    December 31, 1997
                          ----------------------------------
   Raw materials           $ 1,200,491         $   879,756
   Work in process              13,281              14,024
   Finished goods               72,345              71,419
                          ----------------------------------
                           $ 1,286,117         $   965,199
                          ==================================

The agreement between the Company and a third-party for the manufacture and assembly of the Company's computer systems expired in September 1996. A dispute arose regarding liability for certain inventory allegedly purchased on behalf of the Company. During February 1998, the Company settled this dispute by purchasing inventory from the contract manufacturer for $520,000. Inventory is valued at net realizable value, which is net of obsolescence reserves of approximately $600,000 at March 31, 1998 and December 31, 1997.

3.     Notes Payable

During December 1997 and January 1998, the Company received two short-term loans in the amount of $1,000,000 each from Helix (PEI) Inc. ("Helix"). On February 27, 1998, the Company fully repaid both of these loans using a portion of the proceeds from the issuance of preferred stock (see Note 4). In connection with the issuance of these notes, the Company issued warrants to Helix to purchase an aggregate of 400,000 shares of the Company's common stock at exercise prices ranging from $4.00 to $4.50 per share. The warrants have a term of two years and were recorded as debt issuance costs at an aggregate value of approximately $872,000 (including $404,000 recorded during the period ended December 31, 1997). Total debt issuance costs, including the value of the warrants, charged to amortization expense during the quarter ended March 31, 1998 amounted to approximately $808,000.

Helix and its affiliates currently hold approximately 12% of the Company's common stock. James T. A. Wooder, a director of the Company, is a Vice President of Helix's parent, Helix Investments
(Canada), Inc.

4.     Redeemable Convertible Preferred Stock

The terms of the preferred stock described below represent the original terms that existed upon issuance of such shares (the "Original Terms"). Subsequently, in May 1998, the terms were changed to eliminate the mandatory redemption features (the "Revised Terms"). However, because the terms did not change until May 1998, the preferred stock has been classified in the accompanying Balance Sheet as temporary equity as of March 31, 1998. These securities will be reclassified to permanent equity as of the effective date of the change in terms.

On February 11, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and Common Stock Purchase Warrants ("Warrants") to purchase an aggregate of 150,000 shares of common stock for a total purchase price of $6,000,000. The purchase price was allocated to the Series A Preferred and Warrants based on their relative fair value. The Warrants, which have a term of five years and an exercise price, subject to adjustment for stock splits and similar events, of $6.10 per share, were valued at $411,000 using the Black-Scholes option pricing model. Issuance costs of approximately $193,000 were deducted on a pro rata basis from the gross proceeds assigned to the Series A Preferred and the Warrants.

Holders of Series A Preferred are entitled to a dividend of 5% per annum of the purchase price for the shares, payable either in cash or as an accrual to the purchase price utilized in computing the number of shares of Series A Preferred issuable upon conversion. Dividends payable as of March 31, 1998 in the amount of $39,452 have been accrued and added to the purchase price of the Series A Preferred in lieu of a cash payment.

Shares of Series A Preferred are convertible into shares of common stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $6.10 subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events (the "Fixed Conversion Price"), or
(ii) a percentage of the average closing bid price of the common stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred ("the Floating

Conversion Price"). No conversion of Series A Preferred into shares of common stock may occur during the period prior to 120 days after issuance except at the Fixed Conversion Price. Through March 31,
1998, no conversions have taken place.

The Company may require that all unconverted shares of Series A Preferred be converted at any time if the closing bid price of common stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the Series A Preferred shares which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred.

In the event certain conditions are met, the Company has the right to cause the issuance of an additional 400 shares of Series A Preferred for an aggregate purchase price of $4,000,000. In such event, the Company would be required to issue Warrants to the purchasers of Series A Preferred to purchase an additional 100,000 shares of common stock.

Under the Original Terms, Holders may require that the Company redeem unconverted shares of Series A Preferred at a price of 120% of the Purchase Price plus accrued dividends under the following circumstances: 1) consolidation or merger whereby the shareholders of the Company own in the aggregate less than 50% of the ultimate parent or surviving entity, 2) the Company transfers all or substantially all of the Company's assets to another corporation or other entity or person, or 3) the Company shall fix a record date for the declaration of a distribution or dividend, whether payable in cash, securities or assets (other than shares of common stock). In addition, holders may require that the Company redeem the unconverted shares of Series A Preferred at the greater of a) 125% of the Purchase Price plus accrued dividends or b) the amount calculated using the Floating Conversion Price, under the following circumstances: 1) the Company is unable to issue common stock in accordance with a conversion notice due to limitations imposed by regulations of the Nasdaq National Market, 2) effectiveness of the related registration statement lapses for any reason for a period of 30 consecutive trading days, 3) failure of the Company to be listed or the suspension of trading of the common stock on the Nasdaq National Market, The Nasdaq SmallCap Market, The New York Stock Exchange, Inc. or The American Stock Exchange, Inc. for a period of five consecutive days, 4) the Company's notice to any holder of its intention not to comply with proper requests for conversion of any Series A Preferred Stock into shares of common stock.

Under the Revised Terms, the mandatory redemption provisions described in the preceding paragraph were modified to give the Company the option of redeeming the preferred shares or paying specified liquidated damages. Any payment of liquidated damages would be made in eight equal installments over a period of seven months subsequent to the triggering event with interest accruing at the rate of 8% per annum on the outstanding balance. The amount of liquidated damages approximate the amount of the respective redemption values described in the preceding paragraph. Prior to February 1, 2002, holders may not elect to require the Company to pay liquidated damages or redeem Series A Preferred shares under the circumstances that the Company is prohibited from issuing shares of common stock due to limitations imposed by the Nasdaq Stock Market. However, the dividend rate for all shares of Series A Preferred that cannot be converted into shares of common stock pursuant to such limitations will increase on a formula basis until such securities have been duly converted or redeemed.

In connection with this transaction, the Company has filed a registration statement with the Securities and Exchange Commission to effect the registration for resale of the common stock issuable upon conversion of the Series A Preferred and upon exercise of the Warrants. Such Registration Statement has not been declared effective by the Securities and Exchange Commission.

The beneficial conversion feature associated with the Series A Preferred shares has been recognized and allocated to additional paid-in capital. The amount of the beneficial conversion feature of approximately $510,000 was calculated using the most favorable conversion rate as defined by the terms of the Series A Preferred stock and is being amortized over a period of six months. The amount of amortization ($138,986 for the first quarter of 1998) is reflected, along with accrued dividends, as an increase to net loss in the Statement of Operations. The accounting for this transaction has no effect on cash. The unamortized portion of the beneficial conversion feature as of March 31, 1998 is included in the balance sheet under the caption Prepaid Expenses and Other Current Assets.

5.    Commitments and Contingent Matters

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Panda Project, Inc. (the "Company") is a technology company engaged in the development, manufacture and sale of computer systems, including the Archistrat line of powerful, modular workstations and the recently announced Rock City line of desktop computers ("the Computer Systems"), and the Company's proprietary semiconductor packaging and interconnect devices ("the Technology Products"). During 1997, the Company changed its fiscal year from April 1 through March 31 to January 1 through December 31.

Statements in this Report on Form 10-Q that are not historical are to be regarded as forward-looking statements which are based on information available to the Company as of the date hereof and involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property litigation, and the factors detailed below under "Certain Factors That May Affect Future Results" or set forth from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Results of Operations - Quarter Ended March 31, 1998 Compared to
Quarter Ended March 31, 1997

Net revenues decreased during the quarter ended March 31, 1998 (the "first quarter of 1998") to approximately $144,000 as compared to $291,000 for the quarter ended March 31, 1997 (the "first quarter of 1997"). The decrease was primarily attributed to a reduction in revenue associated with the agreement with the Defense Advanced Research Projects Agency which is nearing its completion. The Company has refocused its efforts with regards to the Computer Systems toward the recently announced Rock City product line which is expected to be available for sale during the second quarter of 1998. The efforts made during the first quarter of 1998 were strategic in nature and encompassed building the infrastructure to support the launch of Rock City computers, negotiations with suppliers and contract manufacturers, development of the initial marketing campaigns and promotional efforts, as well as making refinements to the product configurations and components.

Research and development ("R&D") expenses increased to approximately $1,005,000 for the first quarter of 1998 as compared to $936,000 for the first quarter of 1997. While the aggregate amount of R&D spending increased only 7%, development expenses related to the Technology Products, including the design of new versions of VSPA for specific customer applications and the refinement of manufacturing equipment for VSPA, increased approximately $364,000 while R&D related to Computer Systems decreased.

Selling, general and administrative (SG&A) expenses for the first quarter of 1998 decreased approximately $234,000, or 14%, to $1,987,000 as compared to $2,311,000 for the first quarter of 1997. The net decrease in SG&A expenses is due principally to the reduction of facilities rent expense of approximately $228,000. During the quarter ended March 31, 1997, the Company entered into an agreement with a landlord which released the Company from portions of its primary facility lease and resulted in a charge to rent expense of approximately $159,000. In addition, during the first quarter of 1997 the Company recognized a charge of $145,000 associated with the settlement of a lawsuit.

Total debt issuance costs associated with short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter ended March 31, 1998 amounted to approximately $808,000. The valuation of the warrants and related amortization expense represents a noncash transaction.

During the quarter ended March 31, 1997, the Company determined that, due to various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products), certain long-lived assets were impaired. As a result, in the first quarter of 1997, the Company recorded a charge of approximately $585,000.

For purposes of determining net loss applicable to common stock for the first quarter of 1998, accrued dividends payable in the amount of $39,452 and amortization of the beneficial conversion feature of $138,986 related to the issuance of the Series A Preferred Stock have been added to the net loss. Both amounts represent noncash transactions. Basic and diluted loss per share has been calculated on the basis of net loss applicable to common stock.

Liquidity and Capital Resources

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $6.10 per share or a floating conversion price. Through the date hereof, no shares of preferred stock were converted into the Company's common stock.

The Company may require that all unconverted shares of Series A Preferred be converted at any time if the closing bid price of common stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the Series A Preferred shares which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred. The terms of the Series A Preferred, as revised in May 1998, provide that upon the occurrence of certain events, the Company at its option, may be required to pay liquidated damages or redeem all or a portion of the outstanding shares.

During the remainder of 1998, the Company expects to continue development of its Technology Products, commence the commercial production and sale of its VSPA semiconductor package and its new Rock City line of computer systems. The Company anticipates that sales of its VSPA semiconductor package and increased shipments of its Computer Systems and the related revenue, as well as licensing and royalty revenue, will provide additional resources to at least partially fund its activities during 1998. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company. In addition, revenues associated with the cooperative development agreement entered into with the U.S. Government during 1996 will be limited during 1998 as the agreement nears its end.

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

The common stock of the Company is listed on the Nasdaq National Market ("NMS") and as such, the Company must comply with the NMS listing requirements including the maintenance of net tangible assets of at least $4,000,000. Assuming the reclassification of the Series A Preferred stock to permanent equity, as of March 31, 1998, the Company believes it was in compliance with the listing requirements of NMS. However, in the event the Company is unable to maintain such requirements in the future, its common stock could be subject to delisting from the NMS. If this were to occur, the Company's common stock could be adversely affected and the Company's ability to raise additional capital could be limited.

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II - Other Information

Item 1. Legal Proceedings

    Not applicable

Item 2. Changes in Securities

    On February 11, 1998, the Company issued in a private placement 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") for an aggregate purchase price of $6,000,000. In connection with this transaction, the Company also issued Common Stock Purchase Warrants ("Warrants") to purchase an aggregate of 150,000 shares of Common Stock. In the event certain conditions are met, the Company has the right to cause the issuance of 400 additional shares of Series A Preferred. The Series A Preferred and Warrants were issued pursuant to a private placement under Section 4(2) the Securities Act of 1933.

     The Board of Directors of the Company has designated 1,000 shares of the Preferred Stock as Series A Preferred with the rights, preferences, privileges and terms set forth in the Company's Fourth Articles of Amendment of Amended and Restated Articles of
Incorporation ("Articles of Amendment").

     Holders of Series A Preferred are entitled to receive a dividend of 5% per annum of the purchase price of such shares, payable quarterly, at the option of the Company either in cash or as an accrual to the purchase price utilized in computing the number of shares of Series A Preferred issuable on conversion. So long as any Series A Preferred is outstanding, no dividends may be paid nor shall any distribution be made, on Common Stock or other shares junior in rank to the Series A Preferred ("Junior Shares") unless all dividends for all past quarterly dividend periods have been paid or declared and a sum of cash or amount of shares sufficient for the payment thereof set apart.

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Preferred are entitled to receive in cash from the assets of the Company, before any amount shall be paid to holders of Junior Shares, an amount per share of Series A Preferred equal to the sum of (i) the purchase price for such share and (ii) any accrued but unpaid dividends thereon. If the amounts available for distribution are insufficient to pay the full amount due to holders of Series A Preferred, and shares of other classes or series of preferred stock of the Company that are of equal rank to the Series A Preferred then each holder of Series A Preferred and such other shares shall receive a percentage of the amounts available for distribution ratably in proportion to the respective amounts of such assets to which they otherwise would be entitled.

     Holders of Series A Preferred shall have no voting rights except as required by law or as specified in the Articles of Amendment. Pursuant to the Articles of the Amendment, the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred is required for (i) any amendment to the Company's Articles of Incorporation which would alter the rights and preferences of the Series A Preferred or otherwise impair the rights of the holders of Series A Preferred relative to the holders of the Common Stock or the holders of any other class of capital stock, or (ii) any issuance of more than the 1,000 shares of Series A Preferred.

     Shares of Series A Preferred are convertible into shares of Common Stock pursuant to a formula whereby the purchase price of the shares to be converted plus accrued dividends are divided by a conversion price defined as the lower of (i) $6.10, subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events (the "Fixed Conversion Price"), or (ii) a percentage of the average closing bid price of the Common Stock for the five days immediately preceding conversion equal to 92%, if conversion occurs during the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred. The conversion of Series A Preferred into shares of Common Stock may not occur during the period prior to 120 days after issuance except at the Fixed Conversion Price. All outstanding Series A Preferred will automatically convert into Common Stock, at the then applicable conversion price, on the fifth anniversary of issuance. In addition, the Company has the right to require that all unconverted shares of Series A Preferred be converted to Common Stock at any time if the closing bid price of the Common Stock is equal to $12.00 per share for a period of twenty consecutive trading days.

     In the event of a merger or other transaction which results in the shareholders of the Company owning less than 50% of the voting power or common equity of the Company, a transfer by the Company of all or substantially all of its assets or the fixing of a record date for the declaration of a distribution or dividend (other than a dividend payable in Common Stock), the holders of Series A Preferred may, at their option, participate in any such transaction as a class with the holders of Common Stock, or may require that the Company redeem such Series A Preferred at a redemption price equal to 120% of such holders' purchase price plus accrued but unpaid dividends. In addition, upon the occurrence of certain "Triggering Events", including suspension for a period of 30 consecutive days of a registration statement covering shares issuable upon conversion of Series A Preferred, failure of the Common Stock to be listed, or suspension of trading in the Company's Common Stock on the Nasdaq National Market or the Nasdaq SmallCap Market for a period of five consecutive days or notice by the Company to any holder of Series A Preferred of its intention not comply with proper requests for conversion of Series A Preferred, each holder of Series A Preferred shall have the right at such holder's option, to require the Company to redeem all or a portion of such holder's Series A Preferred shares at a price (the "Redemption Price") equal to the greater of (i) the sum of 125% of the purchase price of such Series A Preferred shares plus any accrued but unpaid dividends thereon and (ii) the product of the applicable conversion rate for such Series A Preferred multiplied by the closing bid price of the Common Stock as of the date immediately preceding such Triggering Event. In no event shall the Company be obligated to issue upon conversion of the Series A Preferred, in the aggregate, more than a number of shares of Common

Stock which, when added to the number of shares issuable upon exercise of the Warrants, shall equal 19.99% of the outstanding shares of Common Stock of the Company (the "Exchange Cap"). If after the fourth anniversary of issuance of the Series A Preferred, conversion of the Series A Preferred would result in the issuance of a number of shares of Common Stock in excess of the Exchange Cap, and the Company is not able to secure shareholder approval of such issuance or a waiver of applicable Nasdaq rules, the Company shall be required within 120 days thereafter to redeem all of the Series A Preferred at the Redemption Price, calculated as of the date the holder requested conversion.

During May 1998, all holders of Series A Preferred exchanged their shares for Series A-1 Preferred shares. The rights, preferences, privileges, and terms of the Series A-1 Preferred shares are set forth in the Company's Fifth Articles of Amendment of Amended and Restated Articles of Incorporation and are identical to those of the Series A Preferred except as generally described in Note 4 to the accompanying financial statements.

Item 3. Defaults Upon Senior Securities

    Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

    None

Item 5. Other Information

    Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a) See the Exhibit Index included immediately preceding the Exhibits to this report, which is incorporated herein by reference.

  (b)  Reports on Form 8-K:

       A current report on Form 8-K dated February 11, 1998 was filed on February 23, 1998 reporting the sale of equity securities pursuant to Regulation D, an event reported under Item 5.

                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE PANDA PROJECT, INC.

Date: May 20, 1998
                                       By: /s/ C. DARYL HOLLIS
                                           -------------------------
                                           C. Daryl Hollis
                                           Chief Financial Officer
                                          (On behalf of the Registrant
                                           and as Principal Financial
                                           and Accounting Officer)

Page 17
                             EXHIBIT INDEX


Exhibit                      Description of Exhibit
-------                      ----------------------

3.1           Fifth Articles of Amendment of Amended and Restated
              Articles of Incorporation

27            Financial Data Schedule

----------------