Form 10-Q/A
period 1998-03-31
PANDA PROJECT INC
filed 1998-07-02
CIK 917736

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

Page 2
                          THE PANDA PROJECT, INC.

                                  Index

                                                                 Page

Part I -  Financial Information

Item 1 -  Financial Statements (unaudited)

          Condensed Balance Sheets - March 31, 1998,
          December 31, 1997 and Pro Forma March 31, 1998            3

          Condensed Statements of Operations - Three months
          ended March 31, 1998 and March 31, 1997                   4

          Condensed Statements of Cash Flows - Three months
          ended March 31, 1998 and March 31, 1997                   5

          Notes to Condensed Financial Statements -
          March 31, 1998                                         6-11

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   11-15

Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk                                              15

Part II - Other Information

Item 1 -  Legal Proceedings                                        15

Item 2 -  Changes in Securities                                    15

Item 3 -  Defaults Upon Senior Securities                          19

Item 4 -  Submission of Matters to Vote of Security Holders        19

Item 5 -  Other Information                                        19

Item 6 -  Exhibits and Reports on Form 8-K                         19

Signatures                                                         19

Exhibit Index                                                      20

Page 3

The Panda Project, Inc.
Condensed Balance Sheets
                                                                            Pro Forma
                                                 March 31,   December 31,   March 31,
                                                   1998          1997          1998
                                               (Unaudited)                 (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                    $ 2,128,368   $   619,683   $ 2,128,368
  Accounts receivable-trade (net of allowance
   of $10,006 at March 31, 1998 and
   December 31, 1997)                               69,543       224,851        69,543
  Inventory                                      1,286,117       965,199     1,286,117
  Other receivables                                141,015       105,825       141,015
  Prepaid expenses and other current assets        321,036       378,242       321,036
                                               -----------   -----------   -----------
     Total current assets                        3,946,079     2,293,800     3,946,079
                                               -----------   -----------   -----------
Property and equipment, net                      2,940,398     2,818,218     2,940,398
Restricted cash                                    260,000       260,000       260,000
Debt issuance costs, net                              -          340,513          -
Other assets                                         1,499         1,299         1,499
                                               -----------   -----------   -----------
       Total assets                            $ 7,147,976    $ 5,713,830  $ 7,147,976
                                               ===========   ===========   ===========

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                              $ 1,614,698   $ 1,651,540   $ 1,614,698
 Notes payable                                        -        1,000,000          -
 Accrued expenses and other current liabilities    914,064       964,586       914,064
                                               -----------   -----------   -----------
Total current liabilities                        2,528,762     3,616,126     2,528,762
                                               -----------   -----------   -----------
Mandatorily redeemable Series A convertible
  preferred stock, no shares issued at
  December 31, 1997 and 600 shares issued and
  outstanding at March 31, 1998                  5,448,660          -             -
                                               -----------   -----------   -----------
Stockholders' Equity:
Preferred stock, $.01 par value, 2,000,000
  shares authorized: 1,000 shares designated
  as Series A, no shares issued at
  December 31, 1997 and 600 shares issued
  and outstanding at March 31, 1998                   -             -        5,448,660
Common Stock, $.01 par value, 50,000,000 shares
  authorized: 12,230,601 shares at
  March 31, 1998 and 12,215,522 shares at
  December 31,1997 issued and outstanding          122,306       122,155       122,306
Additional paid-in capital                      65,724,834    64,841,102    65,724,834
Accumulated deficit                            (66,676,586)  (62,865,553)  (66,676,586)
                                               -----------   -----------   -----------
Total stockholders' equity (deficit)              (829,446)    2,097,704     4,619,214
                                               -----------   -----------   -----------
   Total liabilities, mandatorily redeemable
    securities and common stockholders' equity $ 7,147,976   $ 5,713,830   $ 7,147,976
                                               ===========   ===========   ===========
The Balance Sheet at December 31, 1997 has been derived from the audited financial statements of the Company at that date.

                     See Notes to Condensed Financial Statements.
/TABLE

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

Dividends and amortization of
 beneficial conversion feature
 related to mandatorily redeemable
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

Cash flows from financing activities:
  Proceeds from issuance of
    mandatorily redeemable
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

2.     Pro Forma Balance Sheet

The unaudited Pro Forma Balance Sheet as of March 31, 1998 gives effect to the reclassification of the Series A Preferred shares to permanent equity as if the amended terms as described in Note 5 under the caption Second Revised Terms had been effective as of March 31, 1998.

3.    Inventory

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

4.     Notes Payable

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

5.     Mandatorily Redeemable Convertible Preferred Stock

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

    Prior to February 11, 2002, the Company will not be required to pay liquidated damages or redeem Series A Preferred shares should the Company be unable to issue shares of its common stock pursuant to a request for conversion due to limitations imposed by the Nasdaq National Market. However, the dividend rate for all shares of Series A Preferred that cannot be converted into shares of common stock pursuant to such limitations will increase on a formula basis until such securities have been duly converted or redeemed.

In connection with this transaction, the Company has filed a registration statement with the Securities and Exchange Commission to effect the registration for resale of the common stock issuable upon conversion of the Series A Preferred and upon exercise of the Warrants. Such Registration Statement has not been declared effective by the Securities and Exchange Commission.

The beneficial conversion feature associated with the Series A Preferred shares has been recognized and allocated to additional paid-in capital. The amount of the beneficial conversion feature of approximately $510,000 was calculated using the most favorable conversion rate as defined by the terms of the Series A Preferred stock and is being amortized over a period of six months. The amount of amortization ($138,986 for the first quarter of 1998) is reflected, along with accrued dividends, as an increase to net loss in the Statement of Operations. The accounting for this transaction has no effect on cash. The unamortized portion of the beneficial conversion feature which had been classified in the balance sheet under the caption Prepaid Expenses and Other Current Assets has been reclassified to Additional Paid-in Capital as of March 31, 1998 to give effect to the prospective treatment of the related amortization.

Revised Terms
-------------

    In May 1998, the terms of the Series A Preferred were modified to give the Company the option of paying specified liquidated damages in lieu of redeeming the preferred shares, if requested by the holders, upon the occurrence of certain Triggering Events, as defined in the agreement, and upon the occurrence of other specified events. Any payment of liquidated damages would be made in eight equal installments over a period of seven months subsequent to the triggering event with interest accruing at the rate of 8% per annum on the outstanding balance. The total amount of liquidated damages payable over the seven month period would approximate the amount of the respective redemption values as described above.

Second Revised Terms
--------------------

    On July 2, 1998, the terms were further amended to eliminate all redemption and liquidated damage provisions described in the preceding paragraphs and to reduce the Fixed Conversion Price to $3.50 (the

"Second Revised Terms"). Under the Second Revised Terms, without the prior written approval of the holders of 66 2/3% of the Series A Preferred shares, the Company shall not (1) consolidate or merge with another corporation or other entity or person, whereby the shareholders of the Company own in the aggregate less than 50% of the ultimate parent or surviving entity, 2)transfer all or substantially all of the Company's assets to another corporation or other entity or person, or 3) fix a record date for the declaration of a distribution or dividend, whether payable in cash, securities or assets (other than shares of common stock).

    In addition, a "Triggering Event" shall be deemed to have occurred under the following circumstances: (1)(a) the Company does not have sufficient number of shares of common stock authorized and available,
(b) is otherwise prohibited by applicable law or by the rules or regulations of any stock exchange or interdealer quotation system from issuing such shares or (c) fails to have a sufficient number of shares of common stock registered for resale under a registration statement, and if such condition remains unremedied for a period of 30 days, (2) suspension for a period of 30 consecutive days of a registration statement covering shares issuable upon conversion of Series A Preferred, (3) failure of the Common Stock to be listed, or suspension of trading in the Company's Common Stock on the Nasdaq National Market or the Nasdaq SmallCap Market for a period of five consecutive days, or (4) notice by the Company to any holder of Series A Preferred of its intention not comply with proper requests for conversion of Series A Preferred. After a Triggering Event, the Company shall pay the holders $100,000 on the first day of each month until the Triggering Event is remedied.

    In the event the Company is unable to issue shares of its common stock pursuant to a request for conversion for any reason, including, without limitation, because the Company (1) does not have sufficient number of shares of common stock authorized and available, (2) is otherwise prohibited by applicable law or by the rules or regulations of any stock exchange from issuing such shares, or (3) fails to have a sufficient number of shares of common stock registered for resale under a registration statement, and if such condition remains unremedied for a period of 30 days, the dividend rate for all shares of Series A Preferred that cannot be converted into shares of common stock pursuant to such limitations will increase on a formula basis until such securities have been duly converted.

    The Company also agreed to use its best efforts to obtain shareholder approval prior to October 31, 1998 of issuance of shares of common stock in excess of the number of shares issuable pursuant the rules or regulations of the applicable stock exchange.

6.    Commitments and Contingent Matters

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

7.    Subsequent Events

    On May 28, 1998 and June 22, 1998, the Company borrowed $750,000 and $1,000,000, respectively, from Helix. The loan for $750,000 is due and payable on July 1, 1998 and the loan for $1,000,000 is due and payable on August 15, 1998. Subsequently, Helix agreed to extend the due date of the $750,000 note to July 10, 1998. Both loans are secured by the Company's intellectual property. With respect to the loans, the Company also agreed to issue Helix warrants to purchase an aggregate of 350,000 shares of the Company's Common Stock at exercise prices ranging from $3.5625 to $3.75 per share, or the price per share at which the next equity financing is carried out by the Company, if less. The warrants have a term of two years. Helix and its affiliates currently hold approximately 12% of the Company's Common Stock. James T. A. Wooder, a director of the Company, is a Vice President of Helix's parent, Helix Investments (Canada), Inc.

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

Statements in this Report on Form 10-Q that are not historical are to be regarded as forward-looking statements which are based on information available to the Company as of the date hereof and involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property litigation, and the factors detailed below or set forth from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

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

Liquidity and Capital Resources

    During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance the revised terms effective July 2, 1998) or a floating conversion price. Through the date hereof, no shares of preferred stock were converted into the Company's common stock.

    The Company may require that all unconverted shares of Series A Preferred be converted at any time if the closing bid price of common stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the Series A Preferred shares which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred. The terms of the Series A Preferred, as revised on July 2, 1998, provide that upon the occurrence of certain Triggering Events, as defined, the Company may be required to pay the holders $100,000 per month until such time that the Triggering Event has been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis.

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

    On May 28, 1998 and June 22, 1998, the Company borrowed $750,000 and $1,000,000, respectively, from Helix. The loan for $750,000 is due and payable on July 10, 1998 and the loan for $1,000,000 is due and payable on August 15, 1998. Both loans are secured by the Company's intellectual property. The Company expects the proceeds of the Helix financing and its other available resources will be sufficient to sustain operations until completion of longer term financing, which the Company is actively seeking.

The Company is dependent upon the success of the efforts discussed above to expand its marketing activities in order to obtain additional orders for its VSPA semiconductor package and Computer Systems, to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements.

    The Company is actively seeking additional financing. Although the Company believes such financing will be completed, there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms or at all. The inability of the Company to repay the Helix loans when due or the inability of the Company to arrange longer term financing would have a material adverse affect on the Company and could cause the Company to be unable to implement its business strategy, or to otherwise significantly curtail or cease its operations. Furthermore, depending upon the Company's progress in the development of its products and technology and manufacturing capabilities, acceptance of its products and technology by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. In addition, in the event that the Company receives a larger than anticipated number of purchase orders for its Computer Systems or VSPA semiconductor package, it may require resources substantially greater than it currently has or than are otherwise available to the Company, and the Company may be required to raise additional capital or engage third parties (as to which engagement there can be no assurance) to assist the Company in meeting such orders. There can be no assurance that additional financing will be available to the Company when needed on commercially reasonable terms or at all. The inability of the Company to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

    The common stock of the Company is listed on the Nasdaq National Market ("NMS") and as such, the Company must comply with the NMS listing requirements including the maintenance of net tangible assets of at least $4,000,000. As of March 31, 1998, the Company was not in compliance with the listing requirements of NMS. However, in connection with the Second Revised Terms of the Series A Preferred shares as described in Note 4 to the accompanying financial statements, which became effective July 2, 1998, all provisions for redemption and liquidated damages were eliminated. These revisions allow for the reclassification of the balance of Series A Preferred shares to permanent equity as of the effective date of the Second Revised Terms. In the event the Company is unable to maintain such requirements in the future, its common stock could be subject to delisting from the NMS. If this were to occur, the Company's common stock could be adversely affected and the Company's ability to raise additional capital could be limited.

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

    During May 1998, all holders of Series A Preferred exchanged their shares for Series A-1 Preferred shares. The rights, preferences, privileges, and terms of the Series A-1 Preferred shares are set forth in the Company's Fifth Articles of Amendment of Amended and Restated Articles of Incorporation and are the same as those of the Series A Preferred except as generally described in Note 4 to the accompanying financial statements under the caption "Revised Terms".

    On July 2, 1998, all holders of Series A-1 Preferred shares exchanged their shares for Series A-2 Preferred shares. The rights, preferences, privileges, and terms of the Series A-2 Preferred shares are set forth in the Company's Sixth Articles of Amendment of Amended and Restated Articles of Incorporation and are the same as those of the Series A-1 Preferred except as generally described in Note 4 to the accompanying financial statements under the caption "Second Revised Terms".

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

                                           THE PANDA PROJECT, INC.

Date: July 2, 1998
                                       By: /s/ C. DARYL HOLLIS
                                           -------------------------
                                           C. Daryl Hollis
                                           Chief Financial Officer
                                          (On behalf of the Registrant
                                           and as Principal Financial
                                           and Accounting Officer)

Page 20
                             EXHIBIT INDEX


Exhibit                      Description of Exhibit
-------                      ----------------------

3.1           Fifth Articles of Amendment of Amended and Restated
              Articles of Incorporation +

3.2           Sixth Articles of Amendment of Amended and Restated
              Articles of Incorporation

10.1          Secured Promissory Note dated May 28, 1998 issued to
              Helix (PEI) Inc.

10.2          Secured Promissory Note dated June 22, 1998 issued to
              Helix (PEI) Inc.

27            Financial Data Schedule

----------------

+ previously filed.