Form 10-Q
period 1998-06-30
PANDA PROJECT INC
filed 1998-08-20
CIK 917736

United States
               Securities and Exchange Commission
                    Washington, D.C. 20549

                            FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998

                               or

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

Common Stock, $.01 Par Value - 14,729,606 shares as of August 18, 1998

Page 2
                      THE PANDA PROJECT, INC.

                               Index

                                                                Page

Part I -  Financial Information

Item 1 -  Financial Statements (unaudited)

          Condensed Balance Sheets - June 30, 1998 and
          December 31, 1997 and Pro Forma June 30, 1998             3

          Condensed Statements of Operations - Three and Six
          months ended June 30, 1998 and June 30, 1997              4

          Condensed Statements of Cash Flows - Six months
          ended June 30, 1998 and June 30, 1997                     5

          Notes to Condensed Financial Statements -
          June 30, 1998                                          6-11

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   11-15

Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk                                              15

Part II - Other Information

Item 1 -  Legal Proceedings                                        15

Item 2 -  Changes in Securities                                    15

Item 3 -  Defaults Upon Senior Securities                          16

Item 4 -  Submission of Matters to Vote of Security Holders        16

Item 5 -  Other Information                                        16

Item 6 -  Exhibits and Reports on Form 8-K                         17

Signatures                                                         17

Exhibit Index                                                      18

Page 3

The Panda Project, Inc.
Condensed Balance Sheets
                                                                           Pro Forma
                                                June 30,     December 31,   June 30,
                                                  1998          1997          1998
                                               (Unaudited)                (Unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                     $   398,785  $    619,683  $   398,785
 Accounts receivable-trade (net of allowance
   of $10,000 at June 30, 1998 and $10,006 at
   December 31, 1997)                              165,954       224,851      165,954
 Inventory                                       1,583,951       965,199    1,583,951
 Other receivables                                 141,326       105,825      141,326
 Prepaid expenses and other current assets         398,243       378,242      398,243
                                               -----------   -----------  -----------
    Total current assets                         2,688,259     2,293,800    2,688,259
                                               -----------   -----------  -----------
Property and equipment, net                      2,828,164     2,818,218    2,828,164
Restricted cash                                    110,000       260,000      110,000
Debt issuance costs, net                           352,025       340,513      352,025
Other assets                                        61,578         1,299       61,578
                                               -----------   -----------  -----------
     Total assets                              $ 6,040,026   $ 5,713,830  $ 6,040,026
                                               ===========   ===========  ===========
LIABILITIES, MANDATORILY REDEEMABLE
SECURITIES, AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                              $ 1,517,694   $ 1,651,540  $ 1,517,694
 Notes payable                                   1,750,000     1,000,000    1,750,000
 Accrued expenses and other current
  liabilities                                      894,977       964,586      894,977
                                               -----------   -----------  -----------
Total current liabilities                        4,162,671     3,616,126    4,162,671
                                               -----------   -----------  -----------
Mandatorily Redeemable Series A Convertible
 Preferred Stock, no shares issued at December
 31, 1997 and 600 shares issued and outstanding
 at June 30, 1998                                5,504,850          -            -
                                               -----------   -----------  -----------
Stockholders' Equity:
Preferred stock, $.01 par value,
  2,000,000 shares authorized: 1,000
  shares designated as Series A, no
  shares issued at December 31, 1997
  and 600 shares issued and outstanding
  at June 30, 1998                                    -             -       5,504,850
Common Stock, $.01 par value, 50,000,000 shares
  authorized: 12,247,783 shares at June 30,
  1998 and 12,215,522 shares at December 31,
  1997 issued and outstanding                      122,479       122,155      122,479
Additional paid-in capital                      66,542,929    64,841,102   66,542,929
Accumulated deficit                            (70,292,903)  (62,865,553) (70,292,903)
                                               -----------   -----------  -----------
Total stockholders' equity (deficit)            (3,627,495)    2,097,704    1,877,355
                                               -----------   -----------  -----------
 Total liabilities, mandatorily redeemable
   securities, and stockholders' equity        $ 6,040,026   $ 5,713,830  $ 6,040,026
                                               ===========   ===========  ===========

    The Balance Sheet at December 31, 1997 has been derived from the audited financial statements of the Company at that date.
                   See Notes to Condensed Financial Statements.

Page 4

The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)
                            Three Months Ended          Six Months Ended
                                June 30,                   June 30,
                           1998          1997         1998          1997
Revenues:
   Product sales         $   196,164   $   308,530  $   321,918  $   434,417
   Contract research and
    development revenues     117,257       394,254      135,673      559,254
                         -----------   -----------  -----------  -----------
   Net revenues          $   313,421   $   702,784  $   457,591  $   993,671

Costs and expenses:
   Cost of sales             234,045       343,820      394,452      515,039
   Research and
    development            1,023,689     1,152,240    2,028,520    2,088,119
   Selling, general and
    administrative         2,252,381     1,946,383    4,240,244    4,257,506
   Amortization of debt
    issuance costs           421,000          -       1,229,514         -
   Costs associated with
    asset impairments           -             -            -         585,000
                         -----------   -----------  -----------  -----------
Total costs and expenses   3,931,115     3,442,443    7,892,730    7,445,664
                         -----------   -----------  -----------  -----------
Operating loss            (3,617,694)   (2,739,659)  (7,435,139)  (6,451,993)

Interest expense             (11,477)     (907,317)     (42,597)    (907,317)
Other income                  13,132        77,214       50,386      133,150
                         -----------   -----------  -----------  -----------
Net loss                 $(3,616,039)  $(3,569,762) $(7,427,350) $(7,226,160)
                         -----------   -----------  -----------  -----------

Dividends and amortization
 of beneficial conversion
 feature related to
 mandatorily redeemable
 convertible preferred
 stock                      (333,403)         -        (511,841)        -
                         -----------   -----------  -----------  -----------
Net loss applicable to
 common stock            $(3,949,442)  $(3,569,762) $(7,939,191) $(7,226,160)
                         ===========   ===========  ===========  ===========

Basic and diluted loss
 per common share        $      (.32)  $      (.35) $      (.65) $      (.65)
                         ===========   ===========  ===========  ===========

Weighted average shares
 outstanding              12,240,684    10,339,127   12,230,798   11,069,899
                         ===========   ===========  ===========  ===========

                   See Notes to Condensed Financial Statements.

Page 5
The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                               Six Months Ended
                                                   June 30,
                                             1998             1997


Net cash used by operating activities   $ (6,184,561)  $   (4,820,385)

Cash flows from investing activities:
  Additions to property and equipment       (652,936)        (148,357)
                                      --------------   --------------
Net cash used by investing activities       (652,936)        (148,357)

Cash flows from financing activities:
  Proceeds from issuance of mandatorily
    redeemable convertible preferred
    stock                                  6,000,000             -
  Proceeds from issuance of debentures          -           4,800,000
  Proceeds from issuance of common
    stock                                     59,612             -
  Proceeds from issuance of notes
    payable                                2,750,000             -
  Repayment of notes payable              (2,000,000)            -
  Payments of mandatorily redeemable
    convertible preferred stock
    issuance costs                          (193,013)         (25,500)
                                      --------------   --------------
Net cash provided by (used in)
  financing activities                     6,616,599        4,774,500
                                      --------------   --------------
Net increase (decrease) in cash and
  cash equivalents                          (220,898)        (194,242)

Cash and cash equivalents at
beginning of period                          619,683        5,114,015
                                      --------------   --------------
Cash and cash equivalents at end
of period                             $      398,785   $    4,919,773
                                      ==============   ==============





                See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements (Unaudited)
June 30, 1998

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

2.  Pro Forma Balance Sheet

The unaudited Pro Forma Balance Sheet as of June 30, 1998 gives effect to the reclassification of the Series A Preferred shares to permanent equity as if the amended terms as described in Note 5 had been effective as of June 30, 1998.

3.    Inventory

                          June 30, 1998    December 31, 1997
                          ----------------------------------

   Raw materials           $ 1,234,877         $   879,756
   Work in process             267,795              14,024
   Finished goods               81,278              71,419
                          ----------------------------------
                           $ 1,583,951         $   965,199
                          ==================================

The agreement between the Company and a third-party for the manufacture and assembly of the Company's computer systems expired in September 1996. A dispute arose regarding liability for certain inventory allegedly purchased on behalf of the Company. During February 1998, the Company settled this dispute by purchasing inventory from the contract manufacturer for $520,000. Inventory is valued at net realizable value, which is net of obsolescence reserves of approximately $566,000 at June 30, 1998 and $600,000 at December 31, 1997.

4.     Notes Payable

During December 1997 and January 1998, the Company received two short-term loans in the amount of $1,000,000 each from Helix (PEI) Inc. ("Helix"). On February 27, 1998, the Company fully repaid both of these loans using a portion of the proceeds from the issuance of preferred stock (see Note 5). The Company received additional short-term loans from Helix during the quarter ended June 30, 1998 which aggregated $1,750,000, and an additional $250,000 was received in July 1998. The loans are secured by the Company's intellectual property. In connection with the issuance of these notes, the Company issued warrants to Helix to purchase an aggregate of 850,000 shares of the Company's common stock at exercise prices ranging from $1.63 to $2.125 per share, as adjusted. The warrants have a term of two years and were recorded as debt issuance costs at an aggregate value of approximately $1,645,000 (including $404,000 recorded during the period ended December 31, 1997 but excluding $159,000 to be recorded subsequent to June 30, 1998). Total debt issuance costs, including the value of the warrants, charged to amortization expense during the quarters ended March 31, 1998 and June 30, 1998 amounted to approximately $808,000 and $421,000, respectively.

On August 7, 1998, Helix agreed to extend the maturity date of all outstanding notes payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock at the date of issuance ($2.125). The warrant has a term of two years. The value of the warrant will be charged to amortization expense through the revised maturity date.

Helix and its affiliates currently hold approximately 10% of the Company's common stock. James T. A. Wooder, a director of the Company, is a Vice President of Helix's parent, Helix Investments
(Canada), Inc.

5.  Mandatorily Redeemable Convertible Preferred Stock

On February 11, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and Common Stock Purchase Warrants ("Warrants") to purchase an aggregate of 150,000 shares of common stock for a total purchase price of $6,000,000. The purchase price was allocated to the Series A Preferred and Warrants based on their relative fair value. The Warrants, which have a term of five years and an exercise price, subject to adjustment for stock splits and similar events, of $6.10 per share, were valued at $411,000 using the Black-Scholes option pricing model. Issuance costs of approximately $193,000 were deducted on a pro rata basis from the gross proceeds assigned to the Series A Preferred and the Warrants. Holders of Series A Preferred are entitled to a dividend of 5% per annum of the purchase price for the shares, payable either in cash or as an accrual to the purchase price utilized in computing the number of shares of Series A Preferred issuable upon conversion. Dividends payable for the quarter ended June 30, 1998 in the amount of $75,286 have been accrued and added to the purchase price of the Series A Preferred in lieu of a cash payment.

Shares of Series A Preferred are convertible into shares of common stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $3.50 subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events (the "Fixed Conversion Price"), or
(ii) a percentage of the average closing bid price of the common stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred ("the Floating Conversion Price"). Through June 30, 1998, no conversions had taken place. From July 1, 1998 through July 31, 1998, 40 shares of Series A Preferred were converted into an aggregate of 159,795 shares of common stock of the Company.

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

Under the terms of the transaction, as modified on July 2, 1998, without the prior written approval of the holders of 66 2/3% of the Series A Preferred shares, the Company shall not (1) consolidate or merge with another corporation or other entity or person, whereby the shareholders of the Company own in the aggregate less than 50% of the ultimate parent or surviving entity, 2)transfer all or substantially all of the Company's assets to another corporation or other entity or person, or 3) fix a record date for the declaration of a distribution or dividend, whether payable in cash, securities or assets (other than shares of common stock).

In addition, a "Triggering Event" shall be deemed to have occurred under the following circumstances: (1) the Company does not issue shares of common stock registered for resale for any reason, including

(a) the Company does not have a sufficient number of shares of common stock authorized and available, (b) is otherwise prohibited by applicable law or by the rules or regulations of any stock exchange or interdealer quotation system from issuing such shares or (c) fails to have a sufficient number of shares of common stock registered for resale under a registration statement, and if such condition remains unremedied for a period of 30 days, (2) suspension for a period of 30 consecutive days of a registration statement covering shares issuable upon conversion of Series A Preferred, (3) failure of the Common Stock to be listed, or suspension of trading in the Company's Common Stock on the Nasdaq National Market or the Nasdaq SmallCap Market for a period of five consecutive days, or (4) notice by the Company to any holder of Series A Preferred of its intention not to comply with proper requests for conversion of Series A Preferred. After a Triggering Event, the Company shall pay the holders $100,000 on the first day of each month until the Triggering Event is remedied.

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

In connection with this transaction, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to effect the registration for resale of the common stock issuable upon conversion of the Series A Preferred and upon exercise of the Warrants. Such Registration Statement has been declared effective by the Securities and Exchange Commission.

The beneficial conversion feature associated with the Series A Preferred shares has been recognized and allocated to additional paid-in capital. The amount of the beneficial conversion feature of approximately $510,000 was calculated using the most favorable conversion rate as defined by the terms of the Series A Preferred stock and is being amortized over a period of six months. The amount of amortization ($397,103 for the second quarter of 1998) is reflected, along with accrued dividends, as an increase to net loss in the Statement of Operations. The accounting for this transaction has no effect on cash.

The Company also agreed to use its best efforts to obtain shareholder approval prior to October 31, 1998 of the issuance of shares of common stock in excess of the number of shares that are issuable pursuant to Nasdaq rules without shareholder approval.

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

7.    Subsequent Events

On August 14, 1998, the Company completed an agreement for the sale of 2,346,626 shares of its common stock in a private placement to accredited investors with gross proceeds of approximately $3.8 million of which all but $200,000 has been funded as of the date hereof. Expenses of the private placement amounted to approximately $230,000. In addition to the shares of common stock purchased by each investor in the placement, such investor received a warrant to purchase an equal number of shares of common stock, subject to adjustment for stock splits and similar events, at an exercise price of $2.55 per share. Upon exercise of the warrant, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. Issuance of shares of common stock pursuant to exercise of these warrants requires the approval of the Company's shareholders.

Under the terms of the Securities Purchase Agreement, in the event the price of the Company's common stock decreases from the date of closing to the six month and/or twelve month anniversary dates, the Company will be required to issue additional common stock to the investors ("Fill-Up"). Issuance of additional shares of common stock by the Company pursuant to these provisions requires the approval of the Company's shareholders.

The Company also agreed to seek the necessary shareholder approval prior to October 31, 1998 of issuance of shares of common stock pursuant to the exercise of the warrants and pursuant to the Fill-Up provisions. In the event (i) the common shares issued are delisted or suspended from trading on Nasdaq, (ii) the common shares issuable in accordance with the Fill-Up provisions and upon exercise of the warrants are not issuable or are not listed with Nasdaq , or (iii) if the Company fails to issue additional shares pursuant to the Fill-Up provisions, then the Company shall pay to the initial investors $100,000 for each full 30-day period that the condition continues.

The Company has agreed to file a registration statement with the Securities and Exchange Commission to effect the registration for resale of the common stock issued in the private placement and the common stock issuable upon exercise of the warrants and pursuant to the Fill-Up provisions. If the registration statement is not declared effective by the SEC within 90 days after the Closing Date of the private placement, the Company may be liable to investors for penalty payments for each month that such registration statement has not been declared effective.

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

Results of Operations - Quarter and Six Months Ended June 30, 1998 and
1997

Net revenues decreased during the quarter ended June 30, 1998 (the "second quarter of 1998") to approximately $313,000 as compared to $703,000 for the quarter ended June 30, 1997 (the "second quarter of 1997"). For the six months ended June 30, 1998, net revenues decreased to approximately $496,000 as compared to $994,000 for the same period in the prior year. The decrease for the quarter and six month period was primarily attributable to a reduction in revenue associated with the agreement with the Defense Advanced Research Projects Agency which was successfully completed during April 1998. The Company has refocused its efforts with regards to the Computer Systems toward the recently announced Rock City product line which became available for sale during the second quarter of 1998. The efforts made during the six months ended June 30, 1998 have been strategic in nature and encompassed building the infrastructure to support the launch of Rock City computers, negotiations with suppliers and contract manufacturers, development of the initial marketing campaigns and promotional efforts, as well as making refinements to the product configurations and components.

Research and development ("R&D") expenses decreased to approximately $1,024,000 for the second quarter of 1998 as compared to $1,152,000 for the second quarter of 1997. For the six months ended June 30, 1998 R&D decreased to approximately $2,029,000 as compared to $2,088,000 for the same period in the prior year. While the aggregate amount of R&D spending decreased 11% and 3% respectively, development expenses related to the Technology Products, including the design of new versions of VSPA for specific customer applications and the refinement of manufacturing equipment for VSPA, increased approximately $224,000 and $587,000, respectively, while R&D related to Computer Systems decreased.

Selling, general and administrative (SG&A) expenses for the second quarter of 1998 increased approximately $308,000, or 16%, to $2,254,000 as compared to $1,946,000 for the second quarter of 1997. The net increase for the second quarter is primarily due to approximately $276,000 of marketing expenses related to the Rock City product line which began selling during the second quarter of 1998. For the six months ended June 30, 1998, SG&A decreased less than 1% to approximately $4,240,000 compared to $4,258,000 for the same period in the prior year.

Total debt issuance costs associated with short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter and six months ended June 30, 1998 amounted to approximately $421,000 and $1,229,000, respectively. The valuation of the warrants and related amortization expense represents a noncash transaction.

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

For purposes of determining net loss applicable to common stock for the quarter and six months ended June 30, 1998, accrued dividends payable in the amount of approximately $75,000 and $115,000, respectively, and amortization of the beneficial conversion feature of $258,000 and $397,000, respectively, related to the issuance of the Series A Preferred Stock have been added to the net loss. Both amounts represent noncash transactions. Basic and diluted loss per share has been calculated on the basis of net loss applicable to common stock.

Liquidity and Capital Resources

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance the revised terms effective July 2, 1998) or a floating conversion price. Through July 31, 1998, 40 shares of preferred stock were converted into an aggregate of 159,795 shares of the Company's common stock.

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

On August 14, 1998, the Company completed an agreement for the sale of 2,346,626 shares of its common stock in a private placement to accredited investors with gross proceeds of approximately $3.8 million of which all but $200,000 has been funded as of the date hereof. Expenses of the private placement amounted to approximately $230,000. In addition to the shares of common stock purchased by each investor in the placement, such investor received a warrant to purchase an equal number of shares of common stock, subject to adjustment for stock splits and similar events, at an exercise price of $2.55 per share. Upon exercise of the warrant, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years.

The Company recently announced that the Board of Directors had approved a $15 million equity line financing arrangement. A letter of intent has been executed with a New York based investment group and, subject to execution of definitive documentation, closing is currently scheduled to occur within thirty days. The duration of the agreement is two years. Under the terms of the letter of intent, the equity line would provide the Company the option of drawing funds on a periodic basis, solely at the Company's discretion subject to certain limitations and conditions at the time of each draw. However, there can be no assurance that the Company will complete the proposed equity line financing arrangement on the timetable anticipated by the Company or at all, or that the Company will be able to draw funds as necessary.

During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix. During August 1998, Helix agreed to extend the maturity date of all outstanding notes payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock at the date of issuance ($2.125).

The warrant has a term of two years. The loans are secured by the Company's intellectual property. The inability of the Company to repay Helix loans when due would have a material adverse impact on the Company.

During the remainder of 1998, the Company expects to continue development of its Technology Products, commence the commercial production and sale of its VSPA semiconductor package and its new Rock City line of computer systems. The Company anticipates that sales of its VSPA semiconductor package and shipments of its Computer Systems and the related revenue, as well as licensing and royalty revenue, will provide additional resources to at least partially fund its activities during 1998. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company. In addition, no additional revenues associated with the cooperative development agreement entered into with the U.S. Government during 1996 will be recognized during the remainder of 1998 as the agreement was successfully completed during April 1998.

In the event the Company's working capital, as augmented by proceeds from the recent sale of common stock described above and any sales revenue, prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to draw funds on the equity line to the extent available, if at all, or seek additional financing. Furthermore, depending upon the Company's progress in the development of its products and technology and manufacturing capabilities, acceptance of its products and technology by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. In addition, in the event that the Company receives a larger than anticipated number of purchase orders for its Computer Systems or VSPA semiconductor package, it may require resources substantially greater than it currently has or than are otherwise available to the Company, and the Company may be required to raise additional capital or engage third parties (as to which engagement there can be no assurance) to assist the Company in meeting such orders.

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

The common stock of the Company is listed on the Nasdaq National Market ("NMS") and as such, the Company must comply with the NMS listing requirements including the maintenance of net tangible assets of at least $4,000,000. As of June 30, 1998, the Company was not in compliance with the listing requirements of NMS. However, in connection with the revised terms of the Series A Preferred shares as described in Note 5 to the accompanying financial statements, which became effective July 2, 1998, all provisions for redemption and liquidated damages were eliminated. These revisions allow for the reclassification of the balance of Series A Preferred shares to permanent equity as of the effective date of the revised terms. In addition, Company subsequently issued shares of common stock in a private placement transaction and received net proceeds of $3.6 million. In the event the Company is unable to maintain appropriate listing requirements, its common stock could be subject to delisting from the NMS. If this were to occur, the Company's common stock could be adversely affected and the Company's ability to raise additional capital could be limited. In addition, delisting would cause the Company to incur material penalty payments pursuant to its agreements with investors as described in Notes 5 and 7 to the accompanying condensed financial statements.

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


Part II - Other Information


Item 1. Legal Proceedings

  Not applicable


Item 2. Changes in Securities

On February 11, 1998, the Company issued in a private placement 600 shares of its Series A Convertible Preferred Stock ("Series A
Preferred") for an aggregate purchase price of $6,000,000. See Note 5 to the accompanying condensed financial statements for a description of the Series A Preferred stock.

During May 1998, all holders of Series A Preferred exchanged their shares for Series A-1 Preferred shares. The rights, preferences, privileges, and terms of the Series A-1 Preferred shares are set forth in the Company's Fifth Articles of Amendment of Amended and Restated Articles of Incorporation and are the same as those of the Series A Preferred except as follows; the Company has the option of paying specified liquidated damages in lieu of redeeming the preferred shares, if requested by the holders, upon the occurrence of certain Triggering Events, as defined in the agreement, and upon the occurrence of other specified events Any payment of liquidated damages would be made in eight equal installments over a period of seven months subsequent to the triggering event with interest accruing at the rate of 8% per annum on the outstanding balance. The total amount of liquidated damages payable over the seven month period would approximate the amount of the respective redemption values as described above.

On July 2, 1998, all holders of Series A-1 Preferred shares exchanged their shares for Series A-2 Preferred shares. The rights, preferences, privileges, and terms of the Series A-2 Preferred shares are set forth in the Company's Sixth Articles of Amendment of Amended and Restated Articles of Incorporation and are the same as those of the Series A-1 Preferred except as generally described in Note 5 to the accompanying financial statements.

On August 18, 1998, all holders of Series A-2 Preferred shares exchanged their shares for Series A-3 Preferred shares. The rights, preferences, privileges, and terms of the Series A-3 Preferred shares are set forth in the Company's Seventh Articles of Amendment of Amended and Restated Articles of Incorporation and are the same as those of the Series A-2 Preferred except that the requirement to convert a minimum number of shares of Series A-3 Preferred stock at a particular time was eliminated.

On August 14, 1998, the Company completed an agreement for the sale of 2,346,626 shares of its common stock in a private placement to accredited investors with gross proceeds of approximately $3.8 million of which all but $200,000 has been funded as of the date hereof. In addition to the shares of common stock purchased by each investor in the placement, such investor received a warrant to purchase an equal number of shares of common stock, subject to adjustment for stock splits and similar events, at an exercise price of $2.55 per share. Upon exercise of the warrant, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. Under the terms of the Securities Purchase Agreement, in the event the price of the Company's common stock decreases from the date of closing to the six month and/or twelve month anniversary dates, the Company will be required to issue additional common stock to the investors. Issuance of additional shares of common stock by the Company pursuant to these provisions requires the approval of the Company's shareholders. The common stock and warrants were issued pursuant to a private placement under section 4(2) of the Securities Act of 1933.

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

                                           THE PANDA PROJECT, INC.

Date: August 19, 1998
                                       By: /s/ KEVIN J. CALHOUN
                                           -------------------------
                                           Kevin J. Calhoun
                                           Chief Financial Officer
                                          (On behalf of the Registrant
                                           and as Principal Financial
                                           and Accounting Officer)

Page 18
                             EXHIBIT INDEX


Exhibit                      Description of Exhibit
-------                      ----------------------

3.1 Amended and Restated Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 3,
              1997)  *

3.2 Fourth Articles of Amendment of Amended and Restated Articles of Incorporation (filed as Exhibit 4.1 to the Company's Form 8-K filed on February 23, 1998) *

3.3           Fifth Articles of Amendment of Amended and Restated
              Articles of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended March 31, 1998) *

3.4 Sixth Articles of Amendment of Amended and Restated Articles of Incorporation (filed as Exhibit 3.2 to the Company's amended Quarterly Report of Form 10-Q for the period ended March 31, 1998 filed on July 2, 1998) *

3.5 Seventh Articles of Amendment of Amended and Restated Articles of Incorporation

3.6           Amended and Restated By-Laws of the Company (filed as
              Exhibit 3.2 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange
              Commission on November 3, 1997)  *

4.1 Form of Common Stock Purchase Warrant issued in a private placement transaction completed on August 14, 1998 (the "Private Placement")

4.2 Common Stock Purchase Warrant dated August 7, 1998 issued to Helix (PEI) Inc.

10.1 Securities Purchase Agreement dated August 13, 1998 between the Company and investors in the Private
              Placement

10.2 Registration Rights Agreement dated August 13, 1998 between the Company and investors in the Private
              Placement

27            Financial Data Schedule

________________

*  Incorporated herein by reference