Form 10-Q
period 1998-09-30
PANDA PROJECT INC
filed 1998-11-16
CIK 917736

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998.

                               or

[  ]     Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from _______ to _______


                 Commission File Number 0-24030

                     THE PANDA PROJECT, INC.
    (Exact name of registrant as specified in its charter)

      FLORIDA                                 65-0323354
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

                      951 Broken Sound Parkway, N.W.
                        BOCA RATON, FLORIDA 33487
                 (Address of principal executive offices)

                             (561) 994-2300
                     (Registrant's telephone number)

                            901 Yamato Road
                       BOCA RATON, FLORIDA 33431
            (Former name, former address and former fiscal year,
                     if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____.

     Applicable Only to Issuers Involved In Bankruptcy
     Proceedings During The Preceding Five Years

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___.

             Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value -16,428,468 shares as of September 30, 1998

                       THE PANDA PROJECT, INC.

                               Index

                                                                Page

Part I -  Financial Information

Item 1 -  Financial Statements (unaudited)

          Condensed Balance Sheets -September 30, 1998 and
          December 31, 1997                                        2

          Condensed Statements of Operations -Three and Nine
          months ended September 30, 1998 and  September 30, 1997  3

          Condensed Statements of Cash Flows -Nine months
          ended September 30, 1998 and September 30, 1997          4

          Notes to Condensed Financial Statements -
          September 30, 1998                                    5-11

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  11-15

Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk                                             15

Part II - Other Information

Item 1 -  Legal Proceedings                                       15

Item 2 -  Changes in Securities                                   15

Item 3 -  Defaults Upon Senior Securities                         16

Item 4 -  Submission of Matters to Vote of Security Holders       16

Item 5 -  Other Information                                       16

Item 6 -  Exhibits and Reports on Form 8-K                        17

Signatures                                                        17

Exhibit Index                                                     18

The Panda Project, Inc.
Condensed Balance Sheets

                                        September 30,     December 31,
                                             1998             1997
                                          (Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents                  $  1,283,493  $    619,683
Accounts receivable-trade (net of allowance
 of $10,000 at September 30, 1998 and
 $10,006 at December 31, 1997)                  178,753       224,851
Inventory                                     1,522,654       965,199
Other receivables                                24,676       105,825
Prepaid expenses and other current assets     2,340,527       378,242
                                           ------------  ------------
  Total current assets                        5,350,103     2,293,800
                                           ------------  ------------

Property and equipment, net                   2,532,424     2,818,218
Restricted cash                                  80,000       260,000
Debt issuance costs, net                             25       340,513
Other assets                                     77,679         1,299
                                           ------------  ------------
Total assets                               $  8,040,231  $  5,713,830
                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                           $   934,135   $  1,651,540
Notes payable                                2,000,000      1,000,000
Accrued expenses and other current
 liabilities                                   685,896        964,586
                                           ------------  ------------

Total current liabilities                     3,620,031    3 ,616,126
                                           ------------  ------------
Stockholders' Equity:
Preferred stock, $.01 par value,
  2,000,000 shares authorized: 1,000
  shares designated as Series A, no
  shares issued at December 31, 1997
  and 434 shares issued and outstanding
  at September 30, 1998                       4,064,606          -
Common Stock, $.01 par value, 50,000,000
  shares authorized: 16,428,468 shares
  issued and outstanding at September 30,
  1998 and 12,215,522 shares issued
  and outstanding at December 31,  1997.        164,284       122,155
Additional paid-in capital                   74,255,858    64,841,102
Accumulated deficit                         (74,064,548)  (62,865,553)
                                           ------------  ------------
Total stockholders' equity                    4,420,200     2,097,704
                                           ------------  ------------

Total liabilities and stockholders' equity $  8,040,231  $  5,713,830
                                           ============  ============

The Balance Sheet at December 31, 1997 has been derived from the audited financial statements of the Company at that date. See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)
                                Three Months Ended         Nine  Months Ended
                                  September 30,                 September 30,
                                1998         1997          1998           1997
Revenues:
   Product sales            $   193,268  $   392,485   $   515,186  $   826,902
   Licensing fees                  -         250,000          -         250,000
   Contract research and
     development revenues          -         441,470       135,673    1,000,724
   Less returns and
     allowances                  (3,239)        -           (3,239)        -
                            -----------  -----------   -----------  -----------
   Net revenues             $   190,029  $ 1,083,955   $   647,620  $ 2,077,626

Costs and expenses:
   Cost of sales                169,152      435,138       563,604      950,179
   Research and development     803,722     1,050,581    2,832,242    3,138,700
   Selling, general and
     administrative           2,076,024     2,308,715    6,316,268    6,566,212
   Amortization of debt
    issuance costs              511,000          -       1,740,514         -
   Costs associated with
    asset impairments              -             -            -         585,000
                            -----------  -----------   -----------  -----------
      Total costs and
        expenses              3,559,898    3,794,434    11,452,628   11,240,091
                            -----------  -----------   -----------  -----------
      Operating loss         (3,369,869)  (2,710,479)  (10,805,008)  (9,162,465)

      Interest income/
        (expense)                21,299       49,021       (21,298)     125,957
     Other income (expense)      (3,075)        (580)       47,311       55,635
                            -----------  -----------   -----------  -----------
     Net loss               $(3,351,645) $(2,662,038)  $(10,778,995)$(8,980,873)
                            -----------  -----------   -----------  -----------
Dividends and amortization
 of beneficial conversion
 feature related to
 convertible preferred
 stock                         (597,872)        -       (1,109,713)        -
                            -----------  -----------   -----------  -----------

Net loss applicable to
 common stock                (3,949,517)  (2,662,038)  (11,880,708)  (8,980,873)
                            ===========  ===========   ===========  ===========

     Basic and diluted loss
      per common share      $     (0.29) $     (0.22)  $     (0.90) $     (0.93)
                            ===========  ===========   ===========  ===========

     Weighted average shares
      outstanding            13,850,943   12,076,161    12,779,174   11,535,999
                            ===========  ===========   ===========  ===========

 See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)


                                              Nine Months Ended
                                                September 30,
                                             1998           1997


Net cash used by operating activities  $ (9,274,041)   $ (7,078,807)

Cash flows from investing activities:
  Additions to property and equipment      (647,601)       (684,840)
                                       ------------    ------------
Net cash used by investing activities      (647,601)       (684,840)

Cash flows from financing activities:
  Proceeds from issuance of
   convertible preferred stock            6,000,000            -
  Proceeds from issuance of debentures         -          4,800,000
  Proceeds from issuance of common
    stock                                 3,778,465          53,346
  Proceeds from issuance of notes
    payable                               3,000,000            -
  Repayment of notes payable             (2,000,000)           -

  Payments of convertible preferred
    stock issuance costs                   (193,013)        (25,500)
                                       ------------    ------------
Net cash provided by
  financing activities                   10,585,452       4,827,846
                                       ------------    ------------
Net increase (decrease) in cash and
  cash equivalents                          663,810      (2,935,801)

Cash and cash equivalents at
beginning of period                         619,683       5,114,015
                                       ------------    ------------
Cash and cash equivalents at end
of period                              $  1,283,493    $  2,178,214
                                       ============    ============

See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements (Unaudited)
September 30, 1998

1.     Basis of Presentation

The accompanying condensed financial statements of The Panda Project, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles on a basis consistent in all material respects with those applied in the Transition Report on Form 10-K for the nine months ended December 31, 1997. The interim financial information is unaudited, but reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results of operations for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1997.

Change in Fiscal Year
---------------------
During 1997, the Company changed its fiscal year from April 1 through March 31 to January 1 through December 31.

2.    Inventory

                          September 30, 1998     December 31, 1997
                          ----------------------------------------

   Raw materials               $1,136,129            $879,756
   Work in process                295,163              14,024
   Finished goods                  91,362              71,419
                            -------------       -------------
                               $1,522,654            $965,199
                            =============       =============

Inventory is valued at net realizable value ( lower of cost or market), which is net of obsolescence reserves of approximately $585,700 at September 30, 1998 and $600,000 at December 31, 1997.

3.     Prepaid expenses and other current assets

                          September 30, 1998     December 31, 1997
                          ----------------------------------------

   Prepaid expenses            $   185,404          $   326,470
   Prepaid insurance                44,774               50,728
   Prepaid consulting fees           1,250                 -
   Deferred costs                    9,099                1,043
   Capitalized beneficial
     debt conversion feature     2,520,000                 -
   Accumulated amortization
     of capitalized beneficial
     debt conversation feature    (420,000)                -
                               ------------         ------------
                               $  2,340,527         $    378,241
                               ============         ============

3.     Notes Payable

During December 1997 and January 1998, the Company received two short-term loans in the amount of $1,000,000 each from Helix (PEI) Inc. ("Helix"). On February 27, 1998, the Company fully repaid both of these loans using a portion of the proceeds from the issuance of preferred stock (see Note 5). The Company received additional short-term loans from Helix during the quarter ended June 30, 1998 which aggregated $1,750,000, and an additional $250,000 was received in July 1998. The loans are secured by the Company's intellectual property. In connection with the issuance of these notes, the Company issued warrants to Helix to purchase an aggregate of 850,000 shares of the Company's common stock at exercise prices ranging from $1.63 to $2.125 per share, as adjusted. The warrants have a term of two years and were recorded as debt issuance costs at an aggregate value of approximately $1,645,000 which is fully amortized as of September 30,1998. Total debt issuance costs, including the value of the warrants, charged to amortization expense during the quarter ended September 30, 1998 amounted to $511,000.

On August 7, 1998, Helix agreed to extend the maturity date of all outstanding notes payable to February 15, 1999, from their original due date of August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock (in addition to the 850,000 shares covered by the warrants discussed in the previous paragraph) at an exercise price equal to the fair market value of the Company's common stock at the date of issuance ($2.125). The warrant has a term of two years. The value of the warrant will be charged to amortization expense
through the revised maturity date.   Helix and its affiliates to the best
of the Company's knowledge currently hold approximately 10% of the Company's common stock. James T. A. Wooder, a director of the Company, is a Vice President of Helix's parent, Helix Investments (Canada), Inc.

4.     Convertible Preferred Stock

On February 11, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and Common Stock Purchase Warrants ("Warrants") to purchase an aggregate of 150,000 shares of common stock for a total purchase price of $6,000,000. The purchase price was allocated to the Series A Preferred and Warrants based on their relative fair value. The Warrants, which have a term of five years and an exercise price, subject to adjustment for stock splits and similar events, of $6.10 per share, were valued at $411,000 using the Black-Scholes option pricing model. Issuance costs of approximately $193,000 were deducted on a pro rata basis from the gross proceeds assigned to the Series A Preferred and the Warrants. Holders of Series A Preferred are entitled to a dividend of 5% per annum of the purchase price for the shares, payable either in cash or as an accrual to the purchase price utilized in computing the number of shares of Series A Preferred issuable upon conversion. Dividends payable for the quarter ended September 30, 1998 in the amount of $177,872 have been accrued and added to the purchase price of the Series A Preferred in lieu of a cash payment.

Shares of Series A Preferred are convertible into shares of common stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $3.50 subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events, or (ii) a percentage of the average closing bid price of the common stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred. From July 1, 1998 through October 23, 1998, 164 shares of Series A Preferred were converted into an aggregate of 1,999,796 shares of common stock of the Company.

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

Under the terms of the transaction, as modified on July 2, 1998, without the prior written approval of the holders of 66 2/3% of the Series A Preferred shares, the Company shall not (1) consolidate or merge with another corporation or other entity or person, whereby the shareholders of the Company own in the aggregate less than 50% of the ultimate parent or surviving entity, (2) transfer all or substantially all of the Company's assets to another corporation or other entity or person, or (3) fix a record date for the declaration of a distribution or dividend, whether payable in cash, securities or assets (other than shares of common stock).

In addition, a "Triggering Event" shall be deemed to have occurred under the following circumstances: (1) the Company does not issue shares of common stock registered for resale for any reason, including (a) the Company does not have a sufficient number of shares of common stock authorized and available, (b) is otherwise prohibited by applicable law or by the rules or regulations of any stock exchange or interdealer quotation system from issuing such shares (including as a result of the Series A Exchange Cap discussed below) or (c) fails to have a sufficient number of shares of common stock registered for resale under a registration statement, and if such condition remains unremedied for a period of 30 days, (2) suspension for a period of 30 consecutive days of a registration statement covering shares issuable upon conversion of Series A Preferred,
(3) failure of the Common Stock to be listed, or suspension of trading in the Company's Common Stock on the NASDAQ National Market or the NASDAQ SmallCap Market for a period of five consecutive days, or (4) notice by the Company to any holder of Series A Preferred of its intention not to comply with proper requests for conversion of Series A Preferred. After a Triggering Event, the Company is required to pay the holders $100,000 on the first day of each month until the Triggering Event is remedied.

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

In connection with this transaction, the Company filed a registration statement on form S-3 (the "form S-3") with the Securities and Exchange Commission ("SEC") to effect the registration for resale of 2,000,000 shares of Common Stock issuable upon conversion of the Series A Preferred and 150,000 shares of common stock issuable upon exercise of the Warrants, plus an additional number of shares of Common Stock, not to exceed the Exchange Cap, described below, that may be usable upon conversion of the Series A Preferred as a result of antidilution provisions. The Form S-3 has been declared effective by the Securities and Exchange Commission. As of November 10, 1998, 1,999,796 shares of Common Stock issued upon conversion of Series A Preferred had been sold pursuant to the Form S-3.

The beneficial conversion feature associated with the Series A Preferred shares has been recognized and allocated to additional paid- in capital. The amount of the beneficial conversion feature of approximately $510,000 was calculated using the most favorable conversion rate as defined by the terms of the Series A Preferred stock and is being amortized over a period of six months. The amount of amortization ($177,872 for the third quarter of 1998) is reflected, along with accrued dividends, as an increase to net loss in the Statement of Operations. The accounting for this transaction has no effect on cash.

Under applicable NASDAQ rules, without shareholder approval, the Company may issue no more than 2,443,104 shares of Common Stock upon conversion of Series A Preferred and exercise of the warrants (the "Series A Exchange Cap"). The terms of the Series A Preferred provide that the Company will use its best efforts to obtain shareholder approval prior to October 31, 1998 of issuances of shares of Common Stock in excess of the Series A Exchange Cap. As of November 10 , 1998, a shareholders meeting for the purpose of obtaining such approval had not been scheduled, and the Company is attempting to defer such a meeting to a later date or otherwise reach a settlement with the holders of Series A Preferred. There can be no assurance that such efforts will be successful or that holders of Series A Preferred will not make claims against the Company for penalty payments, damages or rather relief, any of which could have a substantial adverse effect on the Company.


5.     August Private Placement

In August 1998, the Company completed the sale of 2,254,601 shares of its Common Stock in a private placement to accredited investors with gross proceeds of $3,675,000 (the "Private Placement"). Expenses of the Private Placement were approximately $230,000. In addition to the shares of Common Stock purchased by each investor in the Private Placement, such investor received a warrant (the "Private Placement Warrants") to purchase an equal number of shares of Common Stock (the "Private Placement Warrant Shares"), subject to adjustment for stock splits and similar events, at an exercise price of $2.55 per share. The Private Placement Warrants have a term of five years expiring August 13, 2003. Issuance of the Private Placement Warrant Shares requires the approval of the Company's shareholders.

Under the terms of the Securities Purchase Agreement relating to the Private Placement, if on either the six-month or the one-year anniversary of the date of closing of the Private Placement (each "Anniversary Date"), the average closing bid price of the Common Stock for the twenty-trading day period ending on the trading day immediately prior to the applicable Anniversary Date (the "Anniversary Price") is less than the Closing Price ($2.0375), or the prior Anniversary Price in the event the six-month Anniversary Price is less than the Closing Price, respectively, the Company is required to issue a number of shares of Common Stock within ten days after the Anniversary Date equal to the product of ( i ) (x) the difference between the Closing Price (or if the measurement date is the one-year Anniversary Date, the six-month Anniversary Price if the six-month Anniversary Price is less than the Closing Price) and the applicable Anniversary Price, multiplied by .85, multiplied by (y) the number of shares of Common Stock purchased by the investors in the Private Placement and not sold or assigned to non-affiliated third parties, divided by (ii)
(x) the applicable Anniversary Price multiplied by (y) .85. The shares issuable pursuant to this formula are referred to as the "Fill-Up Shares". Issuance of the Fill-Up Shares pursuant to these provisions requires the approval of the Company's shareholders.

In the event ( i ) the Common Stock is delisted or suspended from trading on NASDAQ, (ii) the Fill-Up Shares or the Private Placement Warrant Shares are not issuable or are not listed with NASDAQ. Or (iii) the Company fails to issue Fill-Up Shares as required, then the Company shall pay to the initial investors $100,000 for each full 30-day period that the condition continues.

In connection with the execution and delivery of the Securities Purchase Agreement relating to the Private Placement, the Company agreed to seek shareholder approval prior to October 31, 1998 of issuance of the Fill-Up Shares and Private Placement Warrant Shares. In the event approved of such proposal is not obtained by such date, the Company could be required to pay investors in the Private Placement $100,000 per month as a penalty.

As of November 10, 1998, a shareholders meeting for the purpose of obtaining such approval had not been scheduled, and the Company is attempting to defer such a meeting to a later date or otherwise reach a settlement with participants in the Private Placement. There can be no assurance that such efforts will be successful or that participants in the Private Placement will not make claims against the Company for penalty payments, damages or other relief, any of which could have a substantial adverse effect on the Company.

The Company has filed a registration statement with respect to the shares of Common Stock issuable in the Private Placement. Such registration statement has not yet been declared effective. In the event the registration statement is not declared effective by November 14, 1998, the Company could be liable for penalties of up to $36,000 for each month in which effectiveness is not granted.


6.     Commitments and Contingent Matters

The Company is involved in various lawsuits from time to time of the type routinely encountered in the ordinary course of business. Management aggressively defends these lawsuits and believes that the ultimate outcome of these lawsuits will not have a material adverse impact on the Company's financial statements. Following are litigation matters that management considers to be material in nature such that disclosure is appropriate.

On September 8,1998, a judgement in the amount of $1,227,041.09 was entered in the Circuit Court for the 15th Judicial Circuit, Palm Beach County, Florida against the Company in favor of Joseph A. Sarubbi, a former director of the Company. The Company believes that the judgement contains certain inconsistencies which could result in a significant reduction in the damages related to stock sale damages and has filed a notice of appeal. Filing of the appeal requires the Company to provide a surety bond sufficient to secure the judgement. The Company is working diligently to obtain this bond but had not done so as of November 10,1998. If the Company is unable to obtain this bond, or if Company's appeal is unsuccessful, the judgement would have a severe adverse impact on the Company's business, financial condition and results of operation. The Company has filed notices of the judgement with the Company's insurance carriers.

On October 16, 1998, a complaint was filed against the Company in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L.C. The complaint alleges breach of contract by the Company for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that the Company is required to proceed with the financing transaction. The Company has not yet filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation.


7.     Subsequent Events -

On October 21, 1998, the Company was notified by PricewaterhouseCoopers LLP ("PWC") that PWC had terminated its auditor-client relationship with the Company. The Company has begun a search for new auditors and anticipates that the search will be completed prior to December 31, 1998.

The Company has entered into a letter of intent with Round Stone Holdings Ltd., a U.K.-based company ("Round Stone"), providing for the grant to Round Stone of exclusive manufacturing, marketing and sales rights with respect to the Company's Rock City and Archistrat Computers (the "Systems Division") and the sale to Round Stone of all Systems Division inventory. The letter of intent provides that at closing Round Stone will pay an amount to be agreed for the Systems Division inventory plus a one-time license fee of $250,000. Thereafter, at the end of year 2000, 2001, 2002, and 2003 respectively, Round Stone will pay the Company $500,000, $750,000, $1,500,000 and $2,000,000. For each of years 2004 and 2005, the letter of intent provides that Round Stone will pay $2 for each Rock City system sold and $10 for each Archistrat system sold, up to a maximum of $2,000,000 in each year. Stanford W. Crane, Jr., President and Chairman of the Board of Directors of the Company, owns a 30% equity interest in Round Stone. Closing of the transaction is subject to the execution and delivery of definitive legal agreements and requisite approvals. There can be no assurance that the transaction will occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

The Panda Project, Inc. (the "Company") is a technology company engaged in the design, development, manufacture, licensing and sale of interconnect solutions to generate greater throughput from silicon to board to system. These technologies are embodied in VSPA, a three-dimensional semiconductor package, and the Compass connector, a board-to-board interconnect solution
(collectively the "Technology Products").    VSPA has received JEDEC
Committee designation and has passed Mil Std. 883. In addition, in September 1998, the Compass Connector received Bellcore approval. The Company recently announced a streamlining of operations that has included significant reduction of operations related to the development of the Archistrat line of computers and the Rock City line of desktop computers (collectively the "Systems") and any board development related to the Systems. The Company also announced that it will focus its efforts on Technology Products. The Company believes that the streamlining of operations to focus on the Technology Products will have a direct impact on overhead costs which will be reduced significantly, as provided in the following discussion of operating expenses.

The Company has firm purchase commitments for prototype, pre-production and production orders of its Technology Products from Veridicom, EG&G, SEEQ Technologies Incorporated, Motorola, Kaiser Aerospace & Electronics, Honeywell, Tamarack Microelectronics Inc., Lucent Technologies, and Saab Dynamics. The Company anticipates that these purchase commitments will result in increased revenues. However, there can be no assurance that such anticipated revenues will materialize.

Statements in this Report on Form 10-Q, that are not statements of historical fact, are to be regarded as forward-looking statements which are based on information available to the Company as of the date hereof and involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property and other litigation, and the factors detailed below under "Certain Factors That May Affect Future Results" or elsewhere herein or set forth from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Results of Operations -Quarter Ended September 30, 1998 and 1997

Net revenues decreased during the quarter ended September 30, 1998 ("Third Quarter of 1998") to approximately $190,029 as compared to $1,083,955 for the quarter ended September 30, 1997 ("Third Quarter of 1997"). Product sales for The Third Quarter of 1997 were $392,485. In The Third Quarter of 1998 revenue was solely recognized from product sales of the remaining Rock City Inventory and VSPA sales for prototype, pre-production and production orders. In the Third Quarter of 1997, a significant portion of the Company's revenue related to one time licensing fees and contract research and development from the Defense Advanced Research Projects Agency (DARPA) which was successfully completed in April 1998. The Company does not anticipate any further revenue recognition from grants during 1998.

Research and development ("R&D") expenses decreased to approximately $803,722 for the Third Quarter of 1998 as compared to $1,050,581 for the third Quarter of 1997. R&D for the Third Quarter of 1998 was attributable to new custom VSPA designs for specific customer applications, the refinement of the existing VSPA Flex automation machines and new VSPA dedication insertion machines. The Company believes that although its level of R&D spending is appropriate to support current operations, it will need to increase future R&D spending to enhance further development of VSPA, Compass Connectors, Compass PGA and other derivative technologies as resources are available. Management is currently evaluating the appropriate R&D expense relative to the current level of activity in its Technology Products.

Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the Third Quarter 1998 to $2,076,024 compared to $ 2,308,715 for the Third Quarter 1997. The average number of employees has decreased from 69 at June 30, 1998 to 40 full time employees as of November 1, 1998. The decrease in full-time employees is directly related to the decrease in Systems activity. This is not necessarily reflected in the Third Quarter of 1998 as a reduction was implemented during the month of September. Monthly payroll decreased to approximately $190,000 per month for October 1998 from $340,000 for August 1998. The departments have been realigned to accurately reflect current business actively related to the Technology Products. The departments include Product and Equipment Design, Application Engineering, Quality Control and Reliability, Production, Sales & Marketing and Material Management. Management believes that this department structure can adequately support operations of the initial commercialization of its Technology Products. Management believes that additional employees will need to be added with further commercialization of its Technology Products.

Total debt issuance costs associated with short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter and nine months ended September 30, 1998, amounted to approximately $511,000 and $1,740,500 respectively. The valuation of the warrants and related amortization expense represents a non-cash transaction.

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

For purposes of determining net loss applicable to common stock for the quarter and nine months ended September 30, 1998, accrued dividends payable in the amount of approximately $75,000 and $115,000, respectively, and amortization of the beneficial conversion feature of $597,872 and $1,109,713 respectively, related to the issuance of the Series A Preferred Stock have been added to the net loss. Both amounts represent non-cash transactions. Basic and diluted loss per share has been calculated on the basis of net loss applicable to common stock.


YEAR 2000 READINESS

Historically, certain computer programs have been written using two digits, rather than four digits, to define the applicable year. This could lead, in many cases, to a computer's recognizing a date using "00" as 1900 rather than the year 2000. This phenomenon could result in major computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue.

The Company is currently in the process of assessing its exposure to the Year 2000 problem, and has established a comprehensive response to that exposure. Generally, the Company has Year 2000 exposure in three areas:
(i) financial and management operating computer systems used to manage the Company's business, (ii) microprocessors and other electronic devices included as components of therapy and other equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular financial institutions, customers and suppliers of the Company.

The Company expects to substantially complete Year 2000 testing and remediation of its financial and management operating systems by June 30, 1999.

The Company has begun an inventory and assessment of its exposure to embedded chips in its facilities or equipment used in those facilities and capability of vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips.

If the Company is unsuccessful in completing remediation of non-compliant systems, correcting embedded chips and if customers of vendors cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment, and may experience delays in payments by customers or to vendors. The Company has not yet established a contingency plan in the event of non-compliance by its customers and vendors.

Liquidity and Capital Resources

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance the revised terms effective July 2, 1998) or a floating conversion price. Through September 30, 1998, 164 shares of preferred stock were converted into an aggregate of 1,918,670 shares of the Company's common stock.

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

On August 14, 1998, the Company completed the sale of 2,254,601 shares of its Common Stock in a private placement to accredited investors with gross proceeds of $3.625 million. Upon exercise of the warrant, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years.

During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix. The loans are secured by the Company's intellectual property. During August 1998, Helix agreed to extend the maturity date of all outstanding notes payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock at the date of issuance ($2.125). The warrant has a term of two years. The inability of the Company to repay Helix loans when due would have a material adverse impact on the Company.

During the remainder of 1998, the Company expects to continue development of its Technology Products, commence the commercial production and sale of its VSPA semiconductor package. The Company anticipates that sales of its VSPA semiconductor package and the related revenue, as well as licensing and royalty revenue, will provide additional resources to at least partially fund its activities during 1998. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company. In addition, no additional revenues associated with the cooperative development agreement entered into with the U.S. Government during 1996 will be recognized during the remainder of 1998 as the agreement was successfully completed during April 1998.

In the event the Company's working capital, as augmented by proceeds from the recent sale of Common Stock described above and any sales revenue, prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional financing. Furthermore, depending upon the Company's progress in the development of its products and technology and manufacturing capabilities, acceptance of its products and technology by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. In addition, in the event that the Company receives a larger than anticipated number of purchase orders for VSPA semiconductor package, it may require resources substantially greater than it currently has or than are otherwise available to the Company, and the Company may be required to raise additional capital or engage third parties (as to which engagement there can be no assurance) to assist the Company in meeting such orders.

The Company is dependent upon the success of the efforts discussed above to expand its marketing activities in order to obtain additional orders for its VSPA semiconductor package to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements. There can be no assurance that additional financing will be available to the Company when needed on commercially reasonable terms or at all. The inability of the Company to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. Any financing could also result in substantial dilution to existing investors in the Company.

The Common Stock of the Company is listed on the NASDAQ National Market ("NMS") and as such, the Company must comply with the NMS listing requirements including the maintenance of net tangible assets of at least $4,000,000. On August 25, 1998, the Company announced it had received a letter from the NASDAQ Stock Market stating that continued listing of the Common Stock on NMS was no longer warranted. The Company has appealed this decision and the Common Stock remains listed on NMS pending resolution of the appeal. There can be no assurance the Company will be successful in maintaining the listing of the Common Stock on NMS. In the event the Company's Common Stock is delisted from NMS, the Company plans to make application for listing on the NASDAQ SmallCap Market. There can be no assurance the Company's Common Stock will remain listed on NASDAQ. The delisting of the Company's Common Stock from NASDAQ may adversely affect the liquidity of the Company's Common Stock and the ability of the Company to raise capital. In addition, delisting would cause the Company to incur material penalty payments pursuant to its agreement with investors as described in Notes 5 and 7 to the accompanying condensed financial statements.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following issues and uncertainties, among others, should be considered in evaluating the Company's outlook:

     1.     Limited Product Development And Concentration of Customers;
The Company has a limited operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the evolving electronics industry, which is characterized by an increasing number of market entrants and intense competition, as well as those encountered in the shift from development to commercialization of new products based on innovative technologies. The Company has a limited number of customers in the prototype, preproduction and early production stage.

     2. Limited Revenues; History Of Significant Losses; Accumulated Deficit; Anticipated Future Losses; To date, the Company has generated limited revenues from the sale of its Computer Systems and Technology Products, from licensing fees and from the activities associated with its grant from the Defense Advanced Research Projects Agency. The Company does not anticipate deriving larger revenues from operations until such time, if ever, that greater numbers of its semiconductor packages and connectors can be sold, as to which there can be no assurance. Since inception (April 8, 1992), the Company has incurred significant net losses, including losses of $1,800,340, $6,931,346, $23,894,426 and $20,874,101 during the fiscal years ended March 31, 1994, 1995, 1996 and 1997, respectively, $8,949,652 during the nine months ended December 31, 1997, and $10,778,995 during the nine months ended September 30, 1998, resulting in an accumulated deficit of $74,064,548 as of September 30, 1998. Inasmuch as the Company expects to continue to incur substantial operating expenses related to its research and development and sales and marketing activities (including salaries of executive, technical and research and development personnel), the Company anticipates that such losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. There can be no assurance that the Company will ever be able to generate sufficient revenues to achieve profitable operations. In addition, the Company received a going concern opinion as discussed in Note 2 of Notes to Financial Statements contained in its Form 10-K for the nine-month transition period ended December 31, 1997.

3.     Litigation

     On September 8, 1998, a judgement in the amount of $1,227,041.09 was entered in the Circuit Court for the 15th Judicial Circuit, Palm Beach County, Florida against the Company in favor of Joseph A. Sarubbi, a former director of the Company. The Company believes that the judgement contains certain inconsistencies which could result in a significant reduction in the damages related to stock sale damages and has filed a notice of appeal. Filing of the appeal requires the Company to provide a surety bond sufficient to secure the judgement. The Company is working diligently to obtain this bond but had not done so as of November 10,1998. If the Company is unable to obtain this bond, or if Company's appeal is unsuccessful, the judgement would have a severe adverse impact on the Company's business, financial condition and results of operation. The Company has filed notices of the judgement with the Company's insurance carriers.

     On October 16, 1998, a complaint was filed against the Company in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L.C. The complaint alleges breach of contract by the Company for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that the Company is required to proceed with the financing transaction. The Company has not yet filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation.

     Even if the Company is successful in defending itself in such litigation, the diversion of critical resources involved in defending and settling these actions could have a substantial material adverse effect on the Company.

     4. Significant Capital Requirements; Need For Additional Financing. The Company's capital requirements in connection with its operations and development activities have been significant. The Company has been dependent primarily upon the proceeds of sales of its securities to fund its activities since inception. During the period from inception through August 21, 1998, the Company raised capital of approximately $76.3 million (after deduction of underwriting discounts, commissions and other selling costs) through the sale of Common Stock, Series A-3 Convertible Preferred Stock ("Series A Preferred"), warrants and subordinated debentures and from the exercise of stock options and warrants.

     In the event the Company's working capital, as augmented by proceeds from the recent sale of common stock described above and any sales revenue, prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise). Furthermore, depending upon the Company's progress in the development of its products and technology and manufacturing capabilities, acceptance of its products and technology by third parties, and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. In addition, in the event that the Company receives a larger than anticipated number of purchase orders for its VSPA semiconductor package, it may require resources substantially greater than it currently has or than are otherwise available to the Company, and the Company may be required to raise additional capital or engage third parties (as to which engagement there can be no assurance) to assist the Company in meeting such orders. The Company is dependent upon the success of the efforts discussed above to expand its marketing activities in order to obtain additional orders for its VSPA semiconductor package to continue efforts that may lead to the commercialization of additional products and technologies and to finance other working capital requirements. There can be no assurance that additional financing will be available to the Company when needed on commercially reasonable terms or at all. The inability of the Company to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders may be substantially diluted.

     The Company has issued 600 shares of Section A Preferred for an aggregate purchase price of $6,000,000. The terms of the Series A Preferred, as amended, provide that upon the occurrence of certain "Triggering Events", including suspension of sales under the Registration Statement relating to shares issuable upon conversion of Series A Preferred, failure of the Company's Common Stock to be listed, or the suspension of trading in the Company's Common Stock, on the NASDAQ National Market or the NASDAQ SmallCap Market (collectively, "NASDAQ"), or failure of the Company to convert shares of Series A Preferred as required, the Company shall pay the holders $100,000 on the first day of each month until the Triggering Events have been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. In addition, if the Company is unable to issue shares of Common Stock upon conversion of Series A Preferred for any reason, including because the Company (i) does not have a sufficient number of shares of Common Stock authorized and available, (ii) is otherwise prohibited by applicable law, rules or regulations, including without limitation NASDAQ Rule 4460 (which prohibits the issuance at less than market value of a number of shares which equals or exceeds 20% of a company's outstanding securities without shareholder approval) (the "Exchange Cap"), or (iii) fails to have a sufficient number of shares of Common Stock registered for resale under a registration statement, the rate of dividend on the Series A Preferred, shall be permanently increased by 2% commencing on the first day of each of the second and third such 30-day periods (or part thereof); and an additional 1% on the first day of each consecutive 30-day period (or part thereof) thereafter until such securities have been duly converted or redeemed; provided that in no event shall the rate of dividend exceed the lower of 20% and the highest rate permitted by applicable law. The Company agreed to use its best efforts to obtain shareholder approval prior to October 31, 1998 of issuance of shares of Common Stock in excess of the Exchange Cap; however, a shareholder meeting for the purpose of obtaining such approval has not yet been scheduled. Failure of the Company to obtain such approval could result in the company being required to pay the penalties described above.

Stock at exercise prices ranging from $1.63 to $2.125 per share (collectively, the "Helix Warrants"). The Helix Warrants have expiration dates ranging from December 19, 1999 to August 7, 2000. Helix and its affiliates currently hold approximately 10% of the Company's outstanding Common Stock (not including share issuable upon exercise of warrants. James T.A. Wooder, a director of the Company, is a Vice President of Helix's parent, Helix Investments (Canada), Inc.

In August 1998, the Company completed a private placement of 2,254,601 shares of its Common Stock for aggregate gross proceeds of $3.625M (the "Private Placement"). In addition to the shares of Common Stock purchased by each investor in the Private Placement, such investor received a warrant (the "Private Placement Warrants") to purchase an equal number of shares of Common Stock, subject to adjustment for stock splits and similar events, at an exercise price of $2.55 per share. The Private Placement Warrants expire on August 13, 2003. Issuance of shares of Common Stock pursuant to exercise of the Private Placement Warrants is subject to approval of the Company's shareholders. Under the terms of the Securities Purchase Agreement relating to the Private Placement, in the event of certain decreases in the price of the Company's Common Stock from the date of closing of the Private Placement to the six-month and/or one-year anniversary dates of such closing, the Company will also be required to issue certain additional shares of common Stock to the investors (the "Fill-Up Shares"). Issuance of the Fill-Up Shares required the approval of the Company's shareholders. The Company agreed to seek shareholder approval prior to October 31, 1998 of issuance of Fill-Up Shares and shares of Common Stock issuable pursuant to the exercise of the Private Placement Warrants; however, a shareholder meeting for the purpose of obtaining such approval has not yet been scheduled.

In the event (i) the common Stock is delisted or suspended from trading on NASDAQ, (ii) the Fill-Up Share of shares of Common Stock issuable pursuant to the exercise of the Private Placement Warrants are not issuable or are not listed with NASDAQ, or (iii) the Company fails to issue the Fill-Up Shares as required, the Company shall pay to the investors in the Private Placement $100,000 for each full 30-day period that the condition continues.

     5. Potential for Dilution; Registration Rights; Outstanding Options and Warrants. As of October 30, 1998, the Company had issued 1,999,976 shares of Common Stock upon conversion of 166 shares of Series A Preferred; 486 shares of Series A Preferred remain outstanding. In the event certain conditions are met, the Company has the right to cause the
issuance of an additional 400 shares of Series A Preferred.   Shares of
Series A Preferred are convertible into shares of Common Stock pursuant to a formula whereby the purchase price of the shares to be converted ($10,000 per share) plus any accrued dividends are divided by a conversion price based on the lesser of a fixed conversion price or a floating conversion price based on the market price of the Common Stock. The number of shares issuable upon conversion of Series A Preferred could prove to be significantly greater in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Series A Preferred. In addition, an increase in the amount of Common Stock in the public market as a result of such conversion could reduce the market price of the Common Stock.

     In connection with the Private Placement, the Company agreed that in the event of decreases in the average closing bid price of the Common Stock for the twenty trading days immediately preceding the six-month and/or one-year anniversaries of the closing of the Private Placement, the Company would, subject to shareholder approval, issue to investors in the Private Placement a number of Fill-Up Shares which would in effect cause the investors to have acquired the number of shares of Common Stock which they would have purchased had the purchase price paid by investors in the Private Placement as of the closing date been the same as the twenty-day average closing bid price of the Common Stock as of such anniversary dates. The number of Fill-Up Shares to be issued could be substantial in the event of significant decreases in the market price of the Common Stock. Such an increase in the amount of Common Stock in the public market could reduce the market price of the Common Stock and possibly result in a change in control of the Company.

     The Company has reserved 7,366,738 shares of Common Stock, including 150,000 shares subject to warrants issued in connection with the sale of the Series A Preferred, 2,346,626 shares subject to the Private Placement Warrants and 2,850,000 shares subject to the Helix Warrants, for issuance upon the exercise of warrants. In the event the 400 additional shares of Series A Preferred described above are issued, the Company would be required to issue Warrants to purchase an additional 100,000 shares of Common Stock. In addition, the Company has reserved 745,100 shares of Common Stock for issuance to employees, officers, directors and consultants under its 1995 Employee Stock Incentive Plan, 1993 Performance Incentive Plan and Non-Employee Director Stock Option Plan. The price which the Company may receive for the Common Stock issuable upon exercise of such warrants and options will, in all likelihood, be less than the market price of the Common Stock at the time of such exercise. Consequently, for the life of such warrants and options, the holders thereof may have been given, at nominal cost, the opportunity to profit from a rise in the market price of the Common Stock. The exercise of all of the aforementioned securities may also adversely affect the terms under which the Company could obtain additional equity capital. Should a significant number of these securities be exercised, the resulting increase in the amount of the Common Stock in the public market may reduce the market price of the Common Stock.

     6. Compliance with NASDAQ Listing Requirements. The Common Stock of the Company is listed on the NASDAQ National Market ("NMS") and the Company must comply with NMS listing requirements, including the maintenance of net tangible assets of at least $4,000,000. On August 25, 1998, the Company announced it had received a letter from the NASDAQ Stock Market stating that continued listing of the Common Stock on NMS was no longer warranted. The Company has appealed this decision and the Common Stock remains listed on NMS pending resolution of the appeal. There can be no assurance the Company will be successful in maintaining the listing of the Common Stock on NMS. In the event the Company's Common Stock is delisted from NMS, the Company plans to make application for listing on the NASDAQ SmallCap Market. There can be no assurance the Company's Common Stock will remain listed on NASDAQ. The delisting of the Company's Common Stock from NASDAQ may adversely affect the liquidity of the Company's Common Stock and the ability of the Company to raise capital. Delisting could also result in the Company incurring substantial penalty payments pursuant to its agreements with investors. In addition, if the Company's Common Stock is no longer listed on NASDAQ, and the trading price of the Common Stock is below $5.00 per share, trading in the Common Stock would be subject to certain rules promulgated under the Exchange Act, which impose additional sales practice requirements on broker-dealers. For transactions covered by these rules, a broker-dealer must make a special suitability determination of the purchaser and have received the purchaser's prior written consent prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock.

     7. Uncertainty Of Market Acceptance. The products and technologies currently being sold or developed by the Company utilize newly developed designs. Although the Company believes that its existing and proposed technology and products represent significant advancements in semiconductor packaging technology, demand for the Company's existing and proposed products is subject to a high degree of uncertainty, as is typical in the case of newly-developed products. Achieving marketing acceptance for the Company's technology and existing and proposed products will require substantial marketing efforts and expenditure of significant funds to educate end users as to the distinctive characteristics and anticipated benefits of the Company's proposed products and technologies. Accordingly, due to their commitment to their own products, such entities may be inhibited from doing business with the Company. In addition, many end users may be reluctant to use or sell the Company's products and technologies until a sufficient number of other end users have already committed to do so. The Company has hired sales and marketing personnel for its VSPA semiconductor package and Compass Connector. The Company's ability to generate revenue from the sale of the VSPA semiconductor packages or Compass Connectors will be dependent upon, among other things, its ability to effectively use the internal sales force to market its products. There can be no assurance that the Company's marketing efforts will be successful.

     8. Uncertainty Of Product And Technology Development; Technological Factors; Dependence On Third-Party Product Design Changes. The Company's success will depend in part upon its products and technology meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. There can be no assurance that the Company's products and technology will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development or commercialization. In addition, technology as complex as that which will be incorporated into the Company's proposed products may contain errors which become apparent subsequent to widespread commercial use. Remedying such errors could delay the Company's plans and cause it to incur additional costs which would have a material adverse effect on the Company.

     9. Competition; Technological Obsolescence. The markets that the Company intends to enter are characterized by intense competition. The Company's Technology Products compete with semiconductor packages and connectors offered by numerous manufacturers. Many of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and servicing of their products and technology. Certain of these competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for semiconductor packages, related technologies and/or computers. In addition, certain companies may be developing technologies or products of which the Company is unaware, which may be functionally similar, or superior, to some or all of the Company's products and technologies. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner additional products and technology, to continually enhance and improve its existing and proposed products, to adapt its products to be compatible with specific products manufactured by others, and to successfully develop and market new products. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its products or technology or adapt them satisfactorily.

     10. Dependence On Manufacturers And Suppliers; Lack Of Manufacturing Experience And Capability. Although the Company has developed the ability to manufacture the VSPA semiconductor package and has made arrangements with third-party manufacturers to produce certain versions of the VSPA semiconductor package, there can be no assurance that sufficient quantities of VSPA will be able to be produced to meet demand. In the event the Company's current sources are unable to produce VSPA in sufficient volumes within a reasonable period of time, or at all, delays in securing alternative manufacturing sources would result and would have a material adverse effect on the Company's operations.

     The Company has an arrangement with LG Cable & Machinery Ltd. to supply the Compass V Connector. Although the Company anticipates that it will be able to obtain Compass V Connectors from LG Cable & Machinery Ltd. under this arrangement, no assurance can be given that the supply of such component will be in quantities sufficient to meet the customer demand.

     11. Dependence On Key Personnel. The success of the Company will be dependent on the continued personal efforts of Stanford W. Crane, Jr., its Chairman, President and Chief Executive Officer and the principal inventor of its proprietary products and technologies, and certain other key personnel. Although Mr. Crane has entered into a five-year employment agreement with the Company which extends to January 1999, the agreement provides that he may resign by giving six months notice at any time. The loss of his services would have a material adverse effect on the Company. The Company has obtained key-man insurance on Mr. Crane's life in the amount of $2,000,000. The success of the Company also is dependent upon its ability to hire and retain additional qualified executive, scientific, production and marketing personnel. Although the Company has been able to hire qualified personnel, there can be no assurance that the Company will be able to hire additional qualified personnel or retain such necessary personnel.

     12. Patents And Proprietary Information. The Company's success will depend on its ability to obtain patents, protect trade secrets, and operate without infringing on the proprietary rights of others. As of August 26, 1998, the Company had obtained 13 United States patents and an aggregate of 39 foreign patents. In addition, the Company had pending a total of 18 United States and 28 foreign patent applications. These patents and pending applications relate to VSPA, Compass PGA, various designs of the Computer Systems, the use of the Compass Connector in Compass PGA and in the Computer Systems, and a PCB manufacturing technology known as "Well Tech PCB". The Company's foreign patent filings have been made in selected countries, including the Republic of China (Taiwan), Germany, the United Kingdom, Ireland and France. The Company will continue to file applications in certain foreign jurisdictions to secure protection in those jurisdictions in accordance with the Patent Cooperation Treaty and the Paris Convention for the Production of Industrial Property (which allows such filings to relate back to the original filing date in the United States) covering the Company's technology and proposed products. To the extent possible, the Company also intends to file patent applications with respect to products and technology that it may develop in the future.

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

     13. Dependence On The Crane-Panda Licensing Agreement; Potential Conflicts Of Interest. Pursuant to a license agreement entered into in January 1996 between the Company and Mr. Crane (the "Crane-Panda License"), Mr. Crane has granted the Company the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of the Company's Computer Systems and the development and commercialization of Compass PGA. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below and supersedes an earlier license agreement between Mr. Crane and the Company relating to the Compass Connector. Under the Crane-Panda License, the Company is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Computer Systems or other computer system or assembly. The Company may grant sublicenses under the Crane-Panda License, but only for the use of products as incorporated in the Computer Systems or other computer system or assembly. To date, there have been no sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License. The Crane-Panda License obligates the Company to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that the Company becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. The Company is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would have a material adverse effect on the Company. Although actions of the Company with respect to the Crane-Panda License must be authorized by a majority of the Company's independent directors, and the Company and Mr. Crane would be represented by separate counsel in the event of a dispute concerning the Crane-Panda license, there can be no assurance that conflicts of interest will not arise with respect to the Crane-Panda License or that such conflicts will be resolved in a manner favorable to the Company. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

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

     14. Risks Relating To Potential International Operations. Although the Company currently prices all of its international sales in U.S. dollars, future sales or licensing of its products or technologies outside the U.S. may be subject to the risks associated with fluctuations in currency exchange rates. The Company may also be subject to other risks associated with international operations, including tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies (which licenses may on occasion be delayed or difficult to obtain), unexpected changes in regulatory requirements, longer accounts receivable requirements, difficulties in managing international operations, potentially adverse tax consequences, economic and political instability, restrictions on repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales or licenses and, consequently, on the Company's business and operations as a whole.

     15. Antitakeover Statutes. Florida has enacted legislation that may deter or frustrate takeovers of the Company. The Florida Control Share Act generally provides that shares acquired in excess of certain specified thresholds, starting at 20%, will not possess any voting rights unless such voting rights are approved by a majority vote of a corporation's disinterested shareholders. The Florida Affiliated Transactions Act generally requires supermajority approval by disinterested directors or shareholders of certain specified transactions between a corporation and holders of more than 10% of the outstanding voting shares of the corporation or their affiliates.

     16. Effect of Certain Charter and Bylaw Provisions. The Company's Amended and Restated Articles of Incorporation authorize the Board of Directors to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action of the shareholders. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock issued by the Company, including shares of Series A Preferred which are currently outstanding or may be issued in the future. In addition, without the prior written approval of the holders of 66 2/3% of the Series A Preferred shares, the Company shall not (1) consolidate or merge with another corporation or other entity or person, whereby the shareholders of the Company own in the aggregate less than 50% of the ultimate parent or surviving entity, (2) transfer all or substantially all of the Company's assets to another corporation or other entity or person, or (3) fix a record date for the declaration of a distribution or dividend, whether payable in cash, securities or assets (other than shares of Common Stock). The Company's Amended and Restated Articles of Incorporation also provide for staggered terms for the members of the Board of Directors. Certain provisions of the Company's By-laws, the issuance of Preferred Stock, certain provisions of the Company's Amended and Restated Articles Incorporation, and the staggered Board of Directors could have a depressive effect on the Company's stock price or discourage a hostile bid in which shareholders could receive a premium for their shares. In addition, these provisions could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, or delay, prevent or deter a contest for the Company.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk Not applicable.


Part II -Other Information


Item 1. Legal Proceedings

On September 8,1998, a judgement in the amount of $1,227,041.09 was entered in the Circuit Court for the 15th Judicial Circuit, Palm Beach County, Florida against the Company in favor of Joseph A. Sarubbi, a former director of the Company. The Company believes that the judgement contains certain inconsistencies which could result in a significant reduction in the damages related to stock sale damages and has filed a notice of appeal. Filing of the appeal requires the Company to provide a surety bond sufficient to secure the judgement. The Company is working diligently to obtain this bond but had not done so as of November 10,1998. If the Company is unable to obtain this bond, or if Company's appeal is unsuccessful, the judgement would have a severe adverse impact on the Company's business, financial condition and results of operation. The Company has filed notices of the judgement with the Company's insurance carriers.

On October 16, 1998, a complaint was filed against the Company in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L.C. The complaint alleges breach of contract by the Company for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that the Company is required to proceed with the financing transaction. The Company has not yet filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation.


Item 2. Changes in Securities

On February 11, 1998, the Company issued in a private placement 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") for an aggregate purchase price of $6,000,000. See Note 4 to the accompanying condensed financial statements for a description of the Series A Preferred stock.

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

On July 2, 1998, all holders of Series A-1 Preferred shares exchanged their shares for Series A-2 Preferred shares. The rights, preferences, privileges, and terms of the Series A-2 Preferred shares are set forth in the Company's Sixth Articles of Amendment of Amended and Restated Articles of Incorporation and are the same as those of the Series A-1 Preferred except as generally described in Note 4 to the accompanying condensed financial statements.

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

In August 1998, the Company completed the sale of 2,254,601 shares of its common stock in a private placement to accredited investors with gross proceeds of approximately $3.625 million, (the "Private Placement"). The Private Placement is described in Note 5 to the accompanying condensed financial statements. The securities issued in the Private Placement were issued pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

    Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

    None

Item 5. Other Information

    Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a) See the Exhibit Index included immediately preceding the Exhibits to this report, which is incorporated herein by reference.

  (b)  Reports on Form 8-K:

           The Company has filed the following reports on Form 8-K since July 1, 1998:

          Date of filing          Items reported
          --------------          --------------
1.        July 30, 1998           Loan from Helix (PEI) Inc.
2.        August 25, 1998         Notice from NASDAQ of delisting
                                  proceedings

3.        September 15, 1998      Judgement issued against Company in
                                  Joseph Sarubbi litigation
4.        October 8, 1998         Resignation of Kevin Calhoun as
                                  Chief Financial Officer, appointment
                                    of Melissa F. Crane as his
                                    successor.
5.        October 28, 1998        Termination of client-auditor
                                    relationship with
                                    PricewaterhouseCoopers LLP.
6.        November 10, 1998       Letter of Intent to sell or license
                                    Systems Division assets.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE PANDA PROJECT, INC.

Date:  November 13, 1998
                                   By: /s/ MELISSA F. CRANE
                                      ------------------------
                                       Melissa F. Crane
                                       Acting Chief Financial Officer
                                       (On behalf of the Registrant and
                                       as Principal Financial and
                                       Accounting Officer)


                             EXHIBIT INDEX


 Exhibit                               Description of Exhibit
----------                        -------------------------------

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


3.4 Sixth Articles of Amendment of Amended and Restated Articles of Incorporation (filed as Exhibit 3.2 to the Company's amended Quarterly Report of Form 10-Q for the period ended March 31, 1998 filed on July 2, 1998) *

3.5 Seventh Articles of Amendment of Amended and Restated Articles of Incorporation (filed as Exhibit 3.5 to Registrant s
        Quarterly Report on Form 10-Q for the period ended June 30,
        1998)  *

3.6     Amended and Restated By-Laws of the Company (filed as Exhibit
        3.2 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 3,
        1997)  *

27      Financial Data Schedule

________________

*  Incorporated herein by reference