Form 10-Q/A
period 1998-09-30
PANDA PROJECT INC
filed 1999-01-26
CIK 917736

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



                       THE PANDA PROJECT, INC.

                               Index

                                                                Page

Part I -  Financial Information

Item 1 -  Financial Statements (unaudited)

          Condensed Balance Sheets -September 30, 1998 and
          December 31, 1997                                        2

          Condensed Statements of Operations -Three and Nine
          months ended September 30, 1998 and  September 30, 1997  3

          Condensed Statements of Cash Flows -Nine months
          ended September 30, 1998 and September 30, 1997          4

          Notes to Condensed Financial Statements -
          September 30, 1998                                    5-11

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  11-15

Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk                                             15

Part II - Other Information

Item 1 -  Legal Proceedings                                       15

Item 2 -  Changes in Securities                                   15

Item 3 -  Defaults Upon Senior Securities                         16

Item 4 -  Submission of Matters to Vote of Security Holders       16

Item 5 -  Other Information                                       16

Item 6 -  Exhibits and Reports on Form 8-K                        17

Signatures                                                        17

Exhibit Index                                                     18



The Panda Project, Inc.
Condensed Balance Sheets

                                        September 30,     December 31,
                                             1998             1997
                                          (Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents                  $  1,283,493  $    619,683
Accounts receivable-trade (net of allowance
 of $10,000 at September 30, 1998 and
 $10,006 at December 31, 1997)                  178,753       224,851
Inventory                                     1,522,654       965,199
Other receivables                                24,676       105,825
Prepaid expenses and other current assets     2,025,527       378,242
                                           ------------  ------------
  Total current assets                        5,035,103     2,293,800
                                           ------------  ------------

Property and equipment, net                   2,532,424     2,818,218
Restricted cash                                  80,000       260,000
Debt issuance costs, net                             25       340,513
Other assets                                     77,679         1,299
                                           ------------  ------------
Total assets                               $  7,725,231  $  5,713,830
                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                           $   934,135   $  1,651,540
Notes payable                                2,000,000      1,000,000
Accrued expenses and other current
 liabilities                                   685,896        964,586
                                           ------------  ------------

Total current liabilities                     3,620,031    3 ,616,126
                                           ------------  ------------
Stockholders' Equity:
Preferred stock, $.01 par value,
  2,000,000 shares authorized: 1,000
  shares designated as Series A, no
  shares issued at December 31, 1997
  and 436 shares issued and outstanding
  at September 30, 1998                       4,064,606          -
Common stock, $.01 par value, 50,000,000
  shares authorized: 16,428,468 shares
  issued and outstanding at September 30,
  1998 and 12,215,522 shares issued
  and outstanding at December 31,  1997.        164,284       122,155
Additional paid-in capital                   74,255,858    64,841,102
Accumulated deficit                         (74,379,548)  (62,865,553)
                                           ------------  ------------
Total stockholders' equity                    4,105,200     2,097,704
                                           ------------  ------------

Total liabilities and stockholders' equity $  7,725,231  $  5,713,830
                                           ============  ============

The Balance Sheet at December 31, 1997 has been derived from the audited financial statements of the Company at that date. See Notes to Condensed Financial Statements.



The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)
                                Three Months Ended         Nine  Months Ended
                                  September 30,                 September 30,
                                1998         1997          1998           1997

Revenues:
   Product sales          $   193,268  $   392,485   $   515,186  $   826,902
   Licensing fees                -         250,000          -         250,000
   Contract research and
     development revenues        -         441,470       135,673    1,000,724
   Less returns and
     allowances                (3,239)        -           (3,239)        -
                          -----------  -----------   -----------  -----------
   Net revenues           $   190,029  $ 1,083,955   $   647,620  $ 2,077,626

Costs and expenses:
   Cost of sales              169,152      435,138       563,604      950,179
   Research and development   803,722     1,050,581    2,832,242    3,138,700
   Selling, general and
     administrative         2,076,024     2,308,715    6,316,268    6,566,212
   Costs associated with
    asset impairments            -             -            -         585,000
                          -----------  -----------   -----------  -----------
      Total costs and
        expenses            3,048,898    3,794,434     9,712,114   11,240,091
                          -----------  -----------   -----------  -----------
      Operating loss       (2,858,869)  (2,710,479)   (9,064,494)  (9,162,465)



    Amortization of debt
      issuance costs       (1,246,000)         -      (2,475,514)        -
    Interest income/
        (expense)              21,299       49,021       (21,298)     125,957
    Other income (expense)     (3,075)        (580)       47,311       55,635
                          -----------  -----------   -----------  -----------
     Net loss             $(4,086,645) $(2,662,038)  $(11,513,995)$(8,980,873)
                          -----------  -----------   -----------  -----------
Dividends and amortization
 of beneficial conversion
 feature related to
 convertible preferred
 stock                       (177,872)        -         (689,713)        -
                          -----------  -----------   -----------  -----------

Net loss applicable to
 common stock              (4,264,517)  (2,662,038)  (12,203,708)  (8,980,873)
                          ===========  ===========   ===========  ===========

     Basic and diluted loss
      per common share    $     (0.31) $     (0.22)  $     (0.95) $     (0.78)
                          ===========  ===========   ===========  ===========

     Weighted average shares
      outstanding          13,850,943   12,076,161    12,779,174   11,535,999
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

Earnings (Loss) per Common Share
--------------------------------

    Basic loss per share is calculated taking the net loss minus preferred stock dividends divided by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". Diluted loss per common share is the same as the basic loss per share due to the anti-dilutive effect (i.e. the effect of reducing loss per share of the Company's convertible preferred stock, stock options and warrants in accordance with SFAS 128.

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

3.     Prepaid expenses and other current assets

                          September 30, 1998     December 31, 1997
                          ----------------------------------------

   Prepaid expenses            $   185,404          $   326,470
   Prepaid insurance                44,774               50,728
   Prepaid consulting fees           1,250                 -
   Deferred costs                    9,099                1,044
   Debt issuance costs           2,520,000                 -
   Accumulated amortization
     of debt issuance costs       (735,000)                -
                               ------------         ------------
                               $  2,025,527         $    378,242
                               ============         ============

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

    On August 7, 1998, Helix agreed to extend the maturity date of all outstanding notes payable to February 15, 1999, from their original due date of August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock (in addition to the 850,000 shares covered by the warrants discussed in the previous paragraph) at an exercise price equal to the fair market value of the Company's common stock at the date of issuance ($2.125). The note bears interest at a rate of prime plus 2 percentage points (10.50% at September 30, 1998) computed in Canadian dollars payable monthly. The warrant has a term of two years. The value of the warrant of $2,520,000 will be charged to amortization expense through the revised maturity date. During the quarter ended September 30,1998, amortization expense related to these warrants amounted to $735,000. Helix and its affiliates to the best of the Company's knowledge currently hold approximately 10% of the Company's common stock. James
T. A. Wooder, a director of the Company, is a Vice President of Helix's parent, Helix Investments (Canada), Inc.

5.     Convertible Preferred Stock

    On February 11, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and Common Stock Purchase Warrants ("Warrants") to purchase an aggregate of 150,000 shares of common stock for a total purchase price of $6,000,000. The purchase price was allocated to the Series A Preferred and Warrants based on their relative fair value. The Warrants, which have a term of five years and an exercise price, subject to adjustment for stock splits and similar events, of $6.10 per share, were valued at $411,000 using the Black-Scholes option pricing model. Issuance costs of approximately $193,000 were deducted on a pro rata basis from the gross proceeds assigned to the Series A Preferred and the Warrants. Holders of Series A Preferred are entitled to a dividend of 5% per annum of the purchase price for the shares, payable either in cash or as an accrual to the purchase price utilized in computing the number of shares of Series A Preferred issuable upon conversion. Dividends payable for the quarter ended September 30, 1998 in the amount of $64,415 have been accrued and added to the purchase price of the Series A Preferred in lieu of a cash payment.

    Shares of Series A Preferred are convertible into shares of common stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $3.50 subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events, or (ii) a percentage of the average closing bid price of the common stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred. From July 1, 1998 through September 30, 1998, 164 shares of Series A Preferred were converted into an aggregate of 1,918,670 shares of common stock of the Company.


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

    The beneficial conversion feature associated with the Series A Preferred shares has been recognized and allocated to additional paid-in capital. The amount of the beneficial conversion feature of approximately $510,000 was calculated using the most favorable conversion rate as defined by the terms of the Series A Preferred stock and is being amortized over a period of six months. The amount of amortization ($113,457 for the third quarter of 1998) is reflected, along with accrued dividends, as an increase to net loss in the Statement of Operations. The accounting for this transaction has no effect on cash.

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


6.     August Private Placement

    In August 1998, the Company completed the sale of 2,254,601 shares of its Common Stock in a private placement to accredited investors with gross proceeds of $3,625,000 (the "Private Placement"). Expenses of the Private Placement were approximately $230,000. In addition to the shares of Common Stock purchased by each investor in the Private Placement, such investor received a warrant (the "Private Placement Warrants") to purchase an equal number of shares of Common Stock (the "Private Placement Warrant Shares"), subject to adjustment for stock splits and similar events, at an exercise price of $2.55 per share. The Private Placement Warrants have a term of five years expiring August 13, 2003. Issuance of the Private Placement Warrant Shares requires the approval of the Company's shareholders.

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


7.     Commitments and Contingent Matters

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


8.     Subsequent Events -

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

    Results of Operations -Third Quarter and Nine Months Ended
September 30, 1998 and 1997

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

    Total debt issuance costs associated with the 1998 short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter and nine months ended September 30, 1998, amounted to approximately $1,246,000 and $2,475,514 respectively. The valuation of the warrants and related amortization expense represents a non-cash transaction.

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

    For purposes of determining net loss applicable to common stock for the quarter and nine months ended September 30, 1998, accrued dividends payable in the amount of approximately $64,415 and $156,000, respectively, and amortization of the beneficial conversion feature of $113,457 and $533,713 respectively, related to the issuance of the Series A Preferred Stock have been added to the net loss. Both amounts represent non-cash transactions. Basic and diluted loss per share has been calculated on the basis of net loss applicable to common stock.



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

    On August 14, 1998, the Company completed the sale of 2,254,601 shares of its Common Stock in a private placement to accredited investors with gross proceeds of $3.625 million. Upon exercise of certain warrants, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years.

    During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix. The loans are secured by the Company's intellectual property. During August 1998, Helix agreed to extend the maturity date of all outstanding notes payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock at the date of issuance ($2.125). The note bears interest at a rate of prime plus 2 percentage points (10.50% at September 30, 1998) computed in Canadian dollars payable monthly. The warrant has a term of two years. The inability of the Company to repay Helix loans when due would have a material adverse impact on the Company.

During the remainder of 1998, the Company expects to continue development of its Technology Products and commence the commercial production and sale of its VSPA semiconductor package. The Company anticipates that sales of its VSPA semiconductor package and the related revenue, as well as licensing and royalty revenue, will provide additional resources to at least partially fund its activities during 1998. However, there can be no assurance that revenues from any or all of these sources will in fact be realized on the timetable anticipated by the Company. In addition, no additional revenues associated with the cooperative development agreement entered into with the U.S. Government during 1996 will be recognized during the remainder of 1998 as the agreement was successfully completed during April 1998.

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

     RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company believes that this standard does not have an effect on its financial statements and/or disclosures.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." The Company does not believe that this new standard has a significant effect on its financial statements and/or disclosures.

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

     2. Limited Revenues; History Of Significant Losses; Accumulated Deficit; Anticipated Future Losses; To date, the Company has generated limited revenues from the sale of its Computer Systems and Technology Products, from licensing fees and from the activities associated with its grant from the Defense Advanced Research Projects Agency. The Company does not anticipate deriving larger revenues from operations until such time, if ever, that greater numbers of its semiconductor packages and connectors can be sold, as to which there can be no assurance. Since inception (April 8, 1992), the Company has incurred significant net losses, including losses of $1,800,340, $6,931,346, $23,894,426 and $20,874,101 during the fiscal years ended
March 31, 1994, 1995, 1996 and 1997, respectively, $8,949,652 during the nine months ended December 31, 1997, and $11,513,995 during the nine months ended September 30, 1998, resulting in an accumulated deficit of $74,379,548 as of September 30, 1998. Inasmuch as the Company expects to continue to incur substantial operating expenses related to its research and development and sales and marketing activities (including salaries of executive, technical and research and development personnel), the Company anticipates that such losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. There can be no assurance that the Company will ever be able to generate sufficient revenues to achieve profitable operations. In addition, the Company received a going concern opinion as discussed in Note 2 of Notes to Financial Statements contained in its Form 10-K for the nine-month transition period ended December 31, 1997.

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

     The Company has issued 600 shares of Series A Preferred for an aggregate purchase price of $6,000,000. The terms of the Series A Preferred, as amended, provide that upon the occurrence of certain "Triggering Events", including suspension of sales under the Registration Statement relating to shares issuable upon conversion of Series A Preferred, failure of the Company's Common Stock to be listed, or the suspension of trading in the Company's Common Stock, on the NASDAQ National Market or the NASDAQ SmallCap Market (collectively, "NASDAQ"), or failure of the Company to convert shares of Series A Preferred as required, the Company shall pay the holders $100,000 on the first day of each month until the Triggering Events have been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. In addition, if the Company is unable to issue shares of Common Stock upon conversion of Series A Preferred for any reason, including because the Company (i) does not have a sufficient number of shares of Common Stock authorized and available, (ii) is otherwise prohibited by applicable law, rules or regulations, including without limitation NASDAQ Rule 4460 (which prohibits the issuance at less than market value of a number of shares which equals or exceeds 20% of a company's outstanding securities without shareholder approval) (the "Exchange Cap"), or (iii) fails to have a sufficient number of shares of Common Stock registered for resale under a registration statement, the rate of dividend on the Series A Preferred, shall be permanently increased by 2% commencing on the first day of each of the second and third such 30-day periods (or part thereof); and an additional 1% on the first day of each consecutive 30-day period (or part thereof) thereafter until such securities have been duly converted or redeemed; provided that in no event shall the rate of dividend exceed the lower of 20% and the highest rate permitted by applicable law. The Company agreed to use its best efforts to obtain shareholder approval prior to October 31, 1998 of issuance of shares of Common Stock in excess of the Exchange Cap; however, a shareholder meeting for the purpose of obtaining such approval has not yet been scheduled. Failure of the Company to obtain such approval could result in the company being required to pay the penalties described above.

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

     5. Potential for Dilution; Registration Rights; Outstanding Options and Warrants. As of September 30, 1998, the Company had issued 1,918,670 shares of Common Stock upon conversion of 164 shares of Series A Preferred; 436 shares of Series A Preferred remain outstanding. In the event certain conditions are met, the Company has the right to cause the issuance of an additional 400 shares of Series
A Preferred.   Shares of Series A Preferred are convertible into
shares of Common Stock pursuant to a formula whereby the purchase price of the shares to be converted ($10,000 per share) plus any accrued dividends are divided by a conversion price based on the lesser of a fixed conversion price or a floating conversion price based on the market price of the Common Stock. The number of shares issuable upon conversion of Series A Preferred could prove to be significantly greater in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Series A Preferred. In addition, an increase in the amount of Common Stock in the public market as a result of such conversion could reduce the market price of the Common Stock.

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

                                   THE PANDA PROJECT, INC.

Date:  January 26, 1999
                                   By: /s/ MELISSA F. CRANE
                                      ------------------------
                                       Melissa F. Crane
                                       Acting Chief Financial Officer
                                       (On behalf of the Registrant
                                       and as Principal Financial and
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

27      Financial Data Schedule

________________

*  Incorporated herein by reference

 ARTICLE:                       5
 PERIOD TYPE:                   9-MOS
 FISCAL YEAR END:               DEC-31-1998
 PERIOD END:                    SEP-30-1998
 CASH:                          1,283,493
 SECURITIES:                    0
 RECEIVABLES:                   188,753
 ALLOWANCES:                    10,000
 INVENTORY:                     1,522,654
 CURRENT ASSETS:                5,035,103
 PP&E:                          6,653,900
 DEPRECIATION:                  4,121,476
 TOTAL ASSETS:                  7,725,231
 CURRENT LIABILITIES:           3,620,031
 BONDS:                         0
 PREFERRED MANDATORY:           4,064,606
 PREFERRED:                     0
 COMMON:                        164,284
 OTHER SE:                      74,255,858
 TOTAL LIABILITY AND EQUITY:    7,725,231
 SALES:                         515,186
 TOTAL REVENUES:                647,620
 CGS:                           563,604
 TOTAL COSTS:                   563,604
 OTHER EXPENSES:                9,148,510
 LOSS PROVISION:                0
 INTEREST EXPENSE:              21,298
 INCOME PRETAX:                (11,513,995)
 INCOME TAX:                    0
 INCOME CONTINUING:            (11,513,995)
 DISCONTINUED:                  0
 EXTRAORDINARY:                 0
 CHANGES:                       0
 NET INCOME:                   (11,513,995)
 EPS PRIMARY:                  (0.95)
 EPS DILUTED:                  (0.95)