Form 10-K
period 1998-12-31
PANDA PROJECT INC
filed 1999-04-15
CIK 917736

FORM 10-K
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             Annual Report
                             -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number  0-24030

                       THE PANDA PROJECT, INC.
       (Exact name of registrant as specified in its charter)

           Florida                                     65-0323354
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

       951 Broken Sound Parkway
         Boca Raton, Florida                             33487
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock at February 27, 1998.

                                $7,404,219

21,154,910 shares of Common Stock, $.01 par value, outstanding at April 14, 1999.

                                21,154,910

                    Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than April 30, 1999.

                         The Panda Project, Inc.
                             Form 10-K
                               Index

                               Part I

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

                             Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         Signatures

         Forward-looking statements in this release, including statements concerning production and sale of the VSPA product, are based on information available to the Company as of the date hereof and involve and number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property litigation, and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

                          PART I
Item 1.  Business

The Panda Project, Inc. ("the Company") is a technology company engaged in the development, manufacture and sale of the Company's proprietary semiconductor packaging and interconnect devices (the
 Technology Products"). The Company also has been engaged in the design and manufacturing of modular workstations and desk top computers ("Systems"). The features and design of the Technology Products, many of which are protected by United States and foreign patents or patent applications, are intended to address the need for greater bandwidth in electronics products. The Company believes that its products will satisfy the market's demand for increased bandwidth in computer, telecommunications, automotive and other electronics industries by enhancing the performance of new generations of high speed semiconductors.

TECHNOLOGY PRODUCTS

The proliferation of increasingly sophisticated semiconductors for computer operating systems and other electronic applications, along with the explosive growth in Internet usage, have created the need for substantially greater bandwidth in products ranging from the semiconductor to the printed circuit board. Bandwidth refers to the capacity for transmitting data inside the electronic device as well as between two or more devices. In recent years, improvements in the speed at which microprocessors and other integrated circuits can process data have far outpaced the data transmission capacity of other electronic components and of the connectors and lines which link the devices. The resulting bandwidth bottlenecks have effectively negated some of the improvement in processing speed attributable to the enhanced microprocessors. The Company's Technology Products include semiconductor packages and interconnect devices which incorporate designs which the Company believes enable these products to effectively address the bandwidth bottlenecks. In addition, these products, which are protected by a variety of patents which have either been issued or for which applications are currently pending, have significant advantages over currently available products, including:

     DENSITY OF ELECTRICAL CONNECTIONS. The Technology Products embody proprietary geometrics that allow the placement of a greater number of conductive leads than is possible with conventional designs. This permits the access and transport of an increased volume of data.

     REDUCED SIZE. Due to their higher contact density, the Technology Products require less surface area and routing layers than is required by conventional semiconductor packages and interconnect devices to accommodate the same number of leads. This improves the performance and, lowers the cost of using the products in electronic applications.

     SUPERIOR ELECTRICAL AND THERMAL CHARACTERISTICS. The Technology Products are designed to provide faster electrical connections while minimizing the interference (parasitics) which can occur in a high density electrical environment. The materials, used in the Technology Products, are also constructed in such a way to dissipate heat better than conventional designs. The Company believes that its Technology Products will withstand the rigors of environmentally stressful applications such as automotive and other high-temperature applications.

     COMPATIBILITY; REDUCED COST OF MANUFACTURE. The Technology Products are intended to be compatible with existing industry standards. For example, while one of the Company's semiconductor packages (VSPA) incorporates a proprietary array of electrical leads, the space (pitch) between the leads, which is of critical importance in the surface mount manufacturing process, is no smaller than that of conventional packages such as Plastic Quad Flat Pack("PQFP"), and Ball Grid Array packages, ("BGA"). In addition, use of VSPA in an assembly environment, requires only minor modifications to be compatible with standard die attachment and wire bonding equipment such as the ESEC 3008 and K&S 8020 wirebonders. Additionally, test sockets for electrical testing, post assembly, and complete manufacturing procedures are available for customers. The Company believes that customers housing their silicon devices in the Technology Products will experience reduced overall production cost in high volume.

SEMICONDUCTOR PACKAGES
----------------------

Semiconductor Companies are facing ever increasing demands for greater lead counts, improved thermal performance, miniaturization and lower packaging costs in Semiconductor packages. As a result of the trend in semiconductors, there has been increasing strains on the packaging. Semiconductor companies have turned to independent packaging companies for technology development and innovation.

Semiconductor companies are striving to shorten the time to market for new products. Having a flexible packaging technology, quick turn programs and capacity available are critical in attracting new customers.

Another trend in the semiconductor market is in the "fabless" segment of the market. These companies have a core competency in the silicon design process. This market segment relies solely on independent companies for their packaging of their semiconductors.

There is a broad range of semiconductor packages available in the market today for both commodity and custom products. These products are broken into three categories: Leadframe, BGA and PGA. Samples of leadframe products include SOIC, QFP and PLCC. These packages generally range from 8 leads to 304 leads. BGA or laminate products include the BGA family of products like the PBGA, MicroBGA and FlipChip products. These packages range in lead counts from 8-600. Another market segment are the PGA's which are pluggable packages which traditionally have been used for microprocessor applications.

Leadframe products are the most widely recognizable package types in the marketplace. The chip is encapsulated in a plastic mold compound with metal leads extending peripherally from the perimeter. Laminate products have been gaining market acceptance. The BGA uses a laminate, usually plastic or tape substrate rather than a leadframe substrate. Tiny balls are attached in an array to the bottom. PGA's are made from plastic or ceramic and have pins extend perpendicularly from the bottom of the package arranged in several rows.

The Company has developed and patented 2 semiconductor packages: VSPA, which a peripherally leaded package with one or multiple tiers, and Compass PGA, a pluggable pin grid array. Both packages are made from similar materials.

VSPA has been designed to address the increasing demands on bandwidth from the silicon to the PCB. VSPA is a low cost surface mount semiconductor package that provides higher I/O in less space with improved electrical and thermal performance as compared to other packages on the market today. VSPA, also called PQFP-B, is registered with JEDEC JC-11 committee under MO-198 and has passed Military Standard 883D. The qualification testing from the VSPA was performed by independent companies including ISE/IQL Labs, Inc., Lockheed Martin and the Georgia Tech Packaging Research Center.

VSPA is based on a three-dimensional architecture that utilizes multiple rows of pins that are tiered to achieve a greater density within a smaller area. The VSPA is scalable in X, Y, and Z axes being either square or rectangular in shape. By using individual, pre-stamped, pins the VSPA package does away with a traditional lead frame and many of the labor intensive molding steps. As a result, it allows leads to be interleaved and arranged in several tiers. The number of tiers depends upon the target die size and necessary number of I/O. VSPA can be configured with one to six tiers, allowing packages up to and over 1,000 pins. This allows the package to shrink and grow depending on the customer's chip application.
VSPA is also available in both 'cavity down' and 'cavity up' versions. With VSPA's wide range of I/O's and variable package dimensions, multichip modules (MCMs) are also possible with the VSPA. This scalability allows silicon designers considerable flexibility in choosing a VSPA package that will best suit their specific package requirements.

This minimum lead length yields low package parasitic and inductance by keeping pins a constant size for each tier and a common part number for each package size. These parameters remain constant for each package size since only the frame is scaled to accommodate different die sizes. This cannot be achieved in PQFP or BGA packages. The electrical characteristics of VSPA allow it to perform with faster rise times and the ability to support high performance applications at much higher frequencies. VSPA has tested resonance free to 3.5GHz with the next generation projected for a 10GHz range.

In 1998, the Company introduced several versions of the VSPA package including the thermally enhanced and super thermally enhanced versions to address market demands. The Company shipped pre-production parts of the VSPA TE and submitted several designs using the VSPA STE.

In January 1998, the Company received its first production order for 1 million units for a customized version of the VSPA package from Veridcom. As of March 5, 1999, the Company shipped in excess of 115,000 units to Veridicom. Additionally the Company has delivered prototype and pre-production parts to Lucent Technologies, Motorola, EG&G Heimann, Honeywell SSEC, Samsung, SEEQ Technologies, National Semiconductor, Kaiser Electronics and several other companies. While the Company believes that production orders may materialize from the initial orders received, there can be no assurance that any of these activities will result in sales of the VSPA product.

Compass PGA is a high density PGA semiconductor product primarily designed to address the high density chipscale segment of the packaging market. The Compass PGA employs multiple leads and requires less surface area of the PCB to accommodate the same number of leads in traditional PGA packages. Additional design and qualification work must be done prior to commercialization of this product. The Compass PGA can be used with existing wirebond and Flipchip technologies. The Company believes that densities in excess of 1,100 can be achieved.
In July 1996, the Company received a patent covering the Compass PGA product.

INTERCONNECT PRODUCTS
---------------------

The Company has been granted a license to the Compass interconnect product by Stanford W. Crane, Jr., its inventor. The Company has produced the Compass II version in a 152 position right angle female, and 152 position vertical male connector. Currently the Company purchases and resells the Compass V version from LG Cable & Machinery ( LG Cable ), part of the LG Group in Korea, and a licensee of the Compass technology. The Compass V is a 196 position connector available in both straight and right angle female versions, and vertical male versions.

Compass V is the most dense interconnect currently in production. On the edge of a printed circuit board it delivers 146 contacts per linear inch when used in a double-sided arrangement. This compares with 80 contacts per linear inch in the most widely used products used in high density applications. LG Cable contracted for Bellcore testing of the Compass V with Contech, an independent testing group. The Compass V connector received Bellcore approval in 1998. Compass uses a patented arrangement of contacts and is actually capable of delivering over 300 contacts per linear inch on the edge of a printed circuit board, and over 1100 in a parallel configuration in one square inch.

Compass also forms the basic platform for Compass PGA (pin grid array). Compass PGA utilizes the design of Compass to connect semiconductors in a pluggable fashion to another substrate, such as a printed circuit board.

MANUFACTURING
-------------

The Company has developed the ability to manufacture the VSPA semiconductor package in its own facility in Boca Raton, Florida, using two automated machines designed and built by the Company. The machines have a wide range of flexibility in terms of the pin count of the VSPA packages it will produce, and their production capacity ranges from 235,000 parts per month to 290,000 parts per month, depending upon the pin count of the package (i.e., the higher the pin count, the lower the monthly production capacity). The first machine became operational in late September 1997 and the second machine, after undergoing refinements based on data derived from operating the first machine, became operational in 1998. Although these machines have been designed and developed by the Company, most of the components from which they are built are available from multiple suppliers. The Company believes these machines can be readily replicated to increase manufacturing capacity as demand for VSPA increases. If the Company is successful in commercializing VSPA, such commercialization will require the Company to expand its manufacturing capacity for VSPA parts or enter into additional licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of VSPA parts. See Marketing and Strategic Relationships.

The Company has an arrangement with LG Cable ("LG Cable"), a unit of Korea-based LG Group and a licensee of the Company's Compass technology, to acquire the Compass V Connectors for distribution as discrete parts to customers. The Company believes that this source of supply is sufficient to meet the demand for Compass V Connectors for the foreseeable future. If the Company is successful in commercializing the Compass V Connector for use by third parties, such commercialization may require its strategic partners to expand their manufacturing capacity for Compass V Connectors or for the Company to enter into additional licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of Compass
Connectors.   See Marketing and Strategic Relationships .

The Company has also subcontracted with LG Cable for the manufacturing of the VSPA 80/1 package for Veridicom. In addition to the single row production machines the Company added internally, LG has built a fully automated assembly line with capacity of 350,000 units per month.

In 1998, the Company contracted with Possehl Hong Kong Machinery limited ("PBE") for the production of the VSPA 360 and 240 products. PBE specializes in providing leadframe and other raw materials for the semiconductor packaging market. PBE has 16 factories in 12 countries located in Europe, Asia and the U.S. The 360 and 240 have the same body size and have an interchangeable footprint on the PCB. In March 1999, the machine at PBE was being qualified for production. PBE will be responsible for all VSPA high volume production for these products.

MARKETING AND STRATEGIC RELATIONSHIPS
-------------------------------------

In June 1996, September 1996, July 1997 and January 1999, the Company licensed the VSPA semiconductor packaging technology to AMP
Incorporated, Pantronix Corporation, LG Cable and Samtec, Inc., respectively. Under the terms of each licensing agreement, the licensee has been granted worldwide rights to manufacture and sell VSPA. The Company currently has only received up-front licensing fees and is unable to predict the amount of sales revenue or royalty revenue, if any, that may be earned in the future under these agreements.

In October 1996, the Company and Stanford W. Crane, Jr., the Company's President and Chairman, entered into an agreement with LG Cable, under which LG Cable was granted a license to the Compass technology. The license granted to LG Cable is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. LG Cable has built a production facility in Korea for production of Compass V, an enhanced version of the Compass Connector. Based on information supplied to the Company by LG Cable, production capability of the Compass V reached 250,000 parts per month in January 1998. Under the terms of the agreement, LG Cable is to pay the Company and Mr. Crane a royalty based on the sales price of each
Compass Connector produced and sold.   See Patents; Proprietary
Information . Such royalties are to be divided equally between the Company and Mr. Crane.

The Company has also established relationships with semiconductor assemblers for the back-end assembly process for VSPA which includes mounting the chip, wirebonding, encapsulation and marking of the finished product. These relationships include Gateway Semiconductor, ATEC and ASE Malaysia. Other companies such as STATs, have qualification underway. These relationships are needed for the Company's customers to utilize the VSPA package. Additionally, the Company has worked closely with ESEC, a Swiss manufacturer of die attachment and wirebonding equipment, to optimize their equipment for the VSPA package.

The Company markets it products through a direct sales force and a network of independent sales representatives. At the present time the Company has four salespeople engaged in the sales and marketing of its VSPA product. The Company is engaged in recruiting additional personnel for various geographic locations and positions.

BACKLOG
-------

As of March 15, 1999, the Company's revenue backlog amounted to approximately $966,000. The Company expects to completely fill the current backlog within the current fiscal year. As of March 15, 1999, the backlog consisted of product to be shipped to SEEQ and Veridicom under their respective original purchase orders.

RESEARCH AND DEVELOPMENT
------------------------

In early 1998, the Company's principal research and development efforts were devoted to the design and development of VSPA and Rock City. The Rock City development included new upgradable boards as well as a new chassis design. Since September 1998, all research and development was for the VSPA product and specific customer applications. In 1998, the Company spent approximately $3,400,000 on research and development. For the nine months ending December 31,1997, the Company spent approximately $3,300,000 on research and development. There will be no further development related to the Systems business.

The Company currently anticipates that its research and development activities over the next year will focus on enhancements to the automated machine for producing VSPA, and developing specific applications for VSPA and the Compass Connector. The Company believes that its spending on research and development in the current fiscal year will be approximately the same amount as it was during the previous twelve months.

Patents And Proprietary Information
-----------------------------------

The Company's success will depend on its ability to obtain patents, protect trade secrets, and operate without infringing on the proprietary rights of others. As of December 18, 1998, the Company had obtained 18 United States patents and an aggregate of 41 foreign patents. In addition, the Company had pending a total of 18 United States and 29 foreign patent applications. These patents and pending applications relate to VSPA, Compass PGA, various designs of the Computer Systems, the use of the Compass Connector in Compass PGA and in the Computer Systems, and a PCB manufacturing technology known as "Well Tech PCB". The Company's foreign patent filings have been made in selected countries, including the Republic of China (Taiwan), Germany, the United Kingdom, Ireland and France. The Company will continue to file applications in certain foreign jurisdictions to secure protection in those jurisdictions in accordance with the Patent Cooperation Treaty and the Paris Convention for the Production of Industrial Property (which allows such filings to relate back to the original filing date in the United States) covering the Company's technology and proposed products. To the extent possible, the Company also intends to file patent applications with respect to products and technology that it may develop in the future.

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

COMPETITION
-----------

The Company competes with many large corporations for sales on semiconductor packages and interconnect devices. These corporations all have significantly greater financial resources than the Company. In semiconductor packaging, companies such as IBM, Motorola and Amkor have significant future development efforts and financial strength to develop new semiconductor packages. VSPA competes against well established products such as QFP's, BGA's and PGA's. The Company also depends on third party subcontractors for volume production and may have difficulties getting supply from time to time.

In the connector market, Compass competes with AMP's Mictor Lines and the Teradynes VHDM connectors. These companies have significant resources, not only financially, but also in manufacturing and sales and marketing.

EMPLOYEES
---------

On March 18, 1999 the Company had 29 full-time employees and one part-time employee. Mr. Crane divides his time between product research, manufacturing, and general management. The Company considers its relations with its employees to be good. None of the Company's employees are represented by labor unions.

RECENT DEVELOPMENTS
-------------------

On December 15, 1998, the Company reduced the exercise price of certain common stock purchase warrants if the warrant holders accelerate the expiration date of their warrants from July 11, 2001 to January 5, 1999. The exercise price was reduced from $11.00 to $0.75 per share. In January 1999, warrants representing 553,333 shares were exercised at this reduced price, and the Company received net proceeds of $415,000 upon such exercise.

On March 18, 1999 William Ahearn, a former officer of the Panda
Project, Inc., was elected to the Board of Directors replacing Mr. Wooder. Additionally on March 18, 1999, Dr. Rao Tummala and Mr. Claud Gingrich resigned from the Board of Directors.

On April 14, 1999, the Company received a Notice of Default on the Settlement Agreement between Joseph A. Sarubbi and The Panda Project, Inc. dated December 11, 1998. Mr. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the settlement agreement. The Company believes that it is in full compliance with the agreement and that no breach exists.

ITEM 2.  PROPERTIES

The Company leases its principal offices in Boca Raton, Florida. The total space is approximately 11,230 square feet. This facility has housed the Company's operations since November 1, 1998. The Company previously moved from its 27,500 square foot facility and reduced its monthly rent obligation from $34,000 to $12,894 monthly for a savings of approximately $21,000 monthly.

The Company leases two additional facilities in Boca Raton, Florida totaling approximately 7,200 square feet and uses these facilities for the Company's machining operations, the production of the automated machines for producing VSPA parts and current VSPA production. The leases for these two facilities total approximately $5,000 in monthly rental payments.

The Company also leases 10,547 square feet in Fremont, California and uses this facility for sales & marketing and application engineering. The lease is for a term of five years with monthly rental fees of approximately $22,000 escalating to approximately $24,000 in 2003.

In addition to the facility in Fremont, the Company also leases a facility in San Jose, California, which was previously used to house the Company's Advanced Design Group, manufacturing administrative personnel and certain sales personnel. The lease term is through December 1999 and calls for monthly lease payments of $4,746. Effective August 1, 1997, the Company entered into a sublease agreement with a term ending in December 1999 and which called for monthly sublease payments to the Company of approximately $4,800.

The Company has terminated its lease in Hayward, California for 50,000 square feet, the original lease agreement had a term of 5 years with monthly rental fees of approximately $18,000. The Company was required to secure lease payments through June 1999 with a $80,000 Certificate of Deposit held at the Silicon Valley Bank.

The Company believes that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on the Company's current business.

ITEM 3.  LEGAL PROCEEDINGS

On October 16, 1998, a complaint was filed against the Company in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L. C. The complaint alleges breach of contract by the Company for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that the Company is required to proceed with the financing transaction. The Company has not yet filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation.

On December 11, 1998, the Company and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement Agreement, the Company has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of the Company's common stock which have been delivered to Sarubbi by the Company. The Company has registered 1,775,000 shares for Sarubbi pursuant to the S-2 Registration Statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after the Company's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock has been traded since May 1994 to December 16, 1998 on the NASDAQ National Stock Market under the symbol "PNDA." The stock currently trades on the OTC Bulletin Board. Prior to that time, there was no public market for the Common Stock. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                 Common Stock
                                                 ------------
Quarterly Period Ended                         High          Low
----------------------                        -------      -------

1998
----
December 31, 1998                             $ 1.50       $  .19
September 30, 1998                            $ 3.44       $  .19
June 30, 1998                                 $ 6.25       $ 3.13
March 31, 1998                                $ 6.25       $ 3.88

1997
----
December 31, 1997                             $ 9.38       $ 3.81
September 30, 1997                            $ 7.31       $ 2.50
June 30, 1997                                 $ 6.00       $ 2.63
March 31, 1997                                $ 9.25       $ 3.75

As of March 26, 1999, there were approximately 276 holders of record of the Company's common stock ("Common Stock"). This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for the twelve months ended December 31, 1998, the nine months ended December 31, 1997 and 1996 (unaudited) and the twelve months ended March 31, 1997, 1996 and 1995. This information is qualified in its entirety by, and should be read in conjunction with, the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this report. The following data insofar as it relates to the twelve month period ended December 31, 1998, the nine months ended December 31,1997 and each of the years in the three year period ended March 31, 1997 has been derived from audited financial statements.

STATEMENT OF OPERATIONS DATA:

                    Year
                    Ended           Nine Months Ended
                    December 31,      December 31,         Fiscal Year Ended March 31,
                    ---------   ------------------------  ------------------------------------
                       1998        1997          1996         1997          1996        1995
                                              (unaudited)
Net revenues       $  822,580   $2,246,795   $2,091,132    $2,382,019   $   870,658  $     -
Research and
 development costs  3,395,577    3,255,335    4,786,838     5,722,717     7,954,924   3,494,260
Selling, general
 and administrative
 expenses           9,263,283    6,113,255   10,830,976    13,142,099    15,810,701   3,744,914
Costs associated
 with asset
 impairments          125,038         -       1,471,025     2,056,025          -           -
Net loss          (17,474,696)  (8,949,652) (17,217,703) (20,874,101)  (23,894,426) (6,931,346)
Basic and diluted
 loss per share       ($ 1.33)       ($.78)       (1.79)      ($2.15)       ($3.07)     ($1.25)
Weighted average
  shares
  outstanding      13,732,936   11,541,811    9,605,280    9,723,801     7,786,426    5,531,941

Balance Sheet
                           December 31                           March 31
                   --------------------------    ----------------------------------------
                      1998            1997          1997           1996          1995
                   -----------    -----------    -----------    -----------   -----------
Total Assets       $ 2,837,837    $ 5,713,830    $ 7,337,320    $18,557,681   $10,245,133
Total Liabilities  $ 4,563,731    $ 3,616,126    $ 2,524,445    $ 3,690,090   $ 1,069,810
Accumulated
  Deficit          (80,340,249)   (62,865,553)   (53,915,901)   (33,041,800)   (9,147,374)
Stockholders'
  Equity
  (deficit)        $(1,725,894)   $ 2,097,704    $ 4,812,875    $14,867,591   $ 9,175,323

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Statements in this Report on Form 10-K, that are not statements of historical fact, are to be regarded as forward-looking statements which are based on information available to the Company as of the date hereof and involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property and other litigation, and the factors detailed below under "Certain Factors That May Affect Future Results" or elsewhere herein or set forth from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

The Company is a technology company engaged in the design, development, manufacture, licensing and sale of interconnect solutions to generate greater throughput from silicon to board to system. These technologies are embodied in VSPA, a three-dimensional semiconductor package, and the Compass Connector, a board-to-board interconnect solution (collectively the "Technology Products"). VSPA has received JEDEC JC-11 Committee designation and has passed Mil Std. 883. In addition, in September 1998, the Compass Connector received Bellcore approval.

In September 1998, the Company announced a streamlining of operations that included a significant reduction of operations related to the development of the Archistrat line of computers and the Rock City line of desktop computers (collectively the "Systems") and any upgradable mother board development related to the Systems. Due to further cash constraints in November 1998, the Company elected to exit its Systems business entirely. The Company continues to focus its efforts on the Technology Products.

The Company has firm purchase commitments for prototype, pre-production and production orders of its Technology Products from Veridicom, EG&G, SEEQ Technologies Incorporated, Motorola, Kaiser Aerospace & Electronics, Honeywell, Tamarack Microelectronics Inc., Lucent Technology, SAA Dynamics and National Semiconductor. The Company anticipates that these purchase commitments will result in increased revenues. However, there can be no assurance that such anticipated revenues will materialize. Several of these customers have notified the Company that the VSPA parts have passed Mil Std. 883 level of qualification for their specific application (see
 Semiconductor packages ).

CHANGE IN FISCAL YEAR END

During September 1997, the Company decided to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the twelve months ended December 31, 1998 are compared to the audited nine months ended December 31, 1997.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

Net revenues decreased to approximately $823,000 during the twelve month period ended December 31, 1998 from $2,247,000 for the nine month period ended December 31, 1997. Net revenues were significantly lower as a result of the completion of the development agreement with the U.S. Government. Related revenues recorded were $135,673 for the twelve month period ending December 31,1998 versus $973,003 for the nine month period ending December 31, 1997. The Company completed all of the milestones set forth in its cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) during April 1998. In September 1998, the Company streamlined operations related to the System business including both the Archistrat and Rock City products. In November 1998, the Company ceased all operations related to the Systems business.

Research and development (R&D) expenses increased to approximately $3,400,000 for the twelve month period ending December 31,1998 as compared to approximately $3,300,000 for the nine month period ending December 31,1997. However on a monthly basis comparative spending on R&D decreased approximately $83,000 per month. R&D efforts in 1998 were focused on new custom VSPA designs for specific customer applications, the refinement of the existing VSPA Flex automation. In addition, the Company also designed the IO-A architecture that was going to be used in the Rock City line of computers. The Company believes that although its level of R&D spending is appropriate to support current operations, it will need to increase future R&D spending to enhance further development of VSPA, Compass Connectors, Compass PGA and other derivative technologies as resources are available. Management is currently evaluating the appropriate R&D expense relative to the current level of activity in its Technology Products.

Selling, general and administrative ("S,G&A")expenses increased to approximately $9,300,000 for the twelve month period ending December 31, 1998 from $6,100,000 during the nine months ended December 31, 1997. However, on a monthly basis comparative spending on S,G&A increased approximately $97,000 per month. During 1998, the Company significantly reduced the number of employees resulting in decreased compensation and benefit cost. These reductions are related to the streamlining and exiting of the Systems business. The Company would have experienced further benefits except that it recognized charges related to a legal settlement ( see Legal Proceedings )of $1,000,000, and reserved certain receivables associated with the Systems business in the amount of $285,000.

During the twelve months ending December 31, 1998, the Company determined that, due to various events and changes in circumstances associated with exiting the Systems Business, certain long-lived assets were impaired. As a result, the Company recorded a charge of approximately $125,000. The Company also recorded an inventory write down of approximately $1,178,836 related to its decision to exit its Systems business in November 1998.

During the twelve months ended December 31, 1998, the Company recorded interest expense of approximately $3,881,000 representing the amortization of the debt issuance and interest costs related to the Helix loans. This is a significant increase from approximately
$955,000 recorded for the nine month period ending December 31, 1997. This expense represents a non-cash charge.

Nine Months Ended December 31, 1997 Compared to Nine Months Ended
December 31, 1996

Net revenues increased to approximately $2,247,000 during the nine months ended December 31, 1997 from $2,091,000 for the nine month period ended December 31, 1996. Net revenues for the respective periods include approximately $294,000 and $1,422,000 of net sales of Archistrat Computers, $350,000 and $100,000 of licensing fees, and approximately $973,000 and $569,000 of revenues associated with a cooperative development agreement with the U.S. government. Computer systems revenues of approximately $924,000 were recorded during the nine months ended December 31, 1996 as a result of a barter transaction with ta software developer. Other sales of Archistrat computers increased 85% during the nine months ended December 31, 1997 compared to the same period of 1996 as the Company refocused its selling efforts on certain niche markets. In July 1997, the Company entered into a second licensing agreement with LG Cable whereby LG was granted a license with respect to a semiconductor package product. In connection with this agreement, the Company was entitled to a non-refundable license fee of $250,000 that became immediately vested upon signing the agreement and has been recorded as revenue during the nine months ended December 31, 1997. The Company accomplished a majority of the milestones set forth in its cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) during the nine months ended December 31, 1997 which accounts for the 71% increase in the related revenue compared to the same period of 1996. Revenues associated with this agreement will be limited during 1998 as the agreement near its end.

During the nine months ended December 31, 1997 as compared to the same period of the prior year, research and development expenses decreased 32% from approximately $4.8 million to $3.3 million. Development activities associated with Archistrat 4s server were substantially completed during the period ended December 31, 1996 which resulted in the overall decrease. Spending related to the design and development of automated manufacturing equipment for the Company's VSPA product line as well as various new Archistrat computer systems increased during the nine months ended December 31, 1997 as compared to the same period of the prior year.

Selling, general and administrative expenses decreased approximately $4.7 million or 44% to $6.1 million during the nine months ended December 31, 1997 as compared to $10.8 million during the comparable period of 1996. The most significant changes were in the following categories: compensation and benefits decreased approximately $3.1 million resulting from a decrease in the average employee head count from approximately 118 during the nine months ended December 31, 1996 to approximately 60 for the same period of the current year; legal fees decreased 48% or $580,000 as a result of management's efforts to reduce such costs; office rent expense decreased approximately $440,000 resulting from certain lease termination costs incurred during 1996; sales and marketing expenses were reduced approximately $700,000 as a result of streamlining certain of the Company's advertising and promotional campaigns, as well as the reduction of product marketing expenses associated with the barter agreement entered into in the prior fiscal year.

During the nine months ended December 31, 1996, the Company determined that, due tp various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products), certain long-lived assets were imparted. As a result, the Company recorded a charge of approximately $1.5 million. No such charges were deemed necessary during the nine months ended December 31, 1997.
During the nine months ended December 31, 1997, the Company recorded interest expenses of approximately $900,000 representing the beneficial conversion feature associated with the convertible debentures issued in April 1997. This expense represents a non-cash charge with no net effect on total shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred Stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance with the revised terms effective July 2, 1998) or a floating conversion price. Through December 31, 1998, 180 shares of preferred stock were converted into an aggregate of 2,234,363 shares of the Company's common stock. As of March 31, 1999, 354 preferred shares are outstanding.

The Company may require that all unconverted shares of Series A Preferred Stock be converted at any time if the closing bid price of the Company's common stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the Series A Preferred shares which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred Stock. The terms of the Series A Preferred Stock, as revised on July 2, 1998, provide that upon the occurrence of certain Triggering Events, as defined, the Company may be required to pay the holders $100,000 per month until such time that the Triggering Event has been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. On December 16, 1998, a triggering event occurred related to the delisting of the Company's common stock from the Nasdaq National Market to the OTC Bulletin Board. As of April 14, 1999, no payments have been made to the Holders.

On August 14, 1998, the Company completed the sale of 2,254,602 shares of its Common Stock and warrants in a private placement to accredited investors with gross proceeds of $3.675 million. Upon exercise of certain warrants, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. The Company is required to issue approximately 4,400,000 additional shares associated with the fill-up provision.

During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix PEI Inc. ("Helix"). The loans are secured by the Company's intellectual property and were due August 7, 1998. During August 1998, Helix agreed to extend the maturity date of all the outstanding loans payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock at the date of issuance ($2.125). The loans bear interest at the Royal Bank of Canada prime rate plus 2 percentage points per annum (9.40% at December 31, 1998) payable monthly. The warrant has a term of two years. The Company is currently in default on the Helix Loans since the Company did not repay the loan in February 1999. The Company is currently attempting to renegotiate the loan, however, there can be no assurance that the negotiations will be successful and the Company's inability to renegotiate the loan would have a material adverse impact on the Company.

In January 1999, the Company received approximately $415,000 from the exercise of warrants related to the 1996 private placement. In
February 1999, the Company received $1,000,000 from Samtec, Inc. which includes a non-refundable upfront license fee related to VSPA and, a purchase of certain shares of the Company's common stock.

The Company's current working capital is insufficient to operate the Company. The Company is currently seeking additional financing, however, in the event that the Company cannot obtain additional financing it will be forced to cease operations.

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

YEAR 2000 ISSUES

Like many other companies, Year 2000 computer issues create certain risks for the Company. If our financial, operational and information systems do not correctly recognize the process date information beyond the year 1999, it could have a significant adverse impact on the Company's ability to process information, which could create significant potential liability for the Company. To address potential Year 2000 issues with its internal systems, we have evaluated these systems. The initial assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. The costs incurred to date related to these programs have not been material. The estimated cost to be incurred by us in the future is not expected to exceed $20,000. These estimates do not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. These estimates are based on our current assessment of the projects and may change as the project progresses.

We are also working with key suppliers of products and services to monitor their progress toward Year 2000 compliance. The failure of a major supplier to become Year 2000 compliant on a timely basis could have a material adverse affect on our business, financial condition and operating results.

We have begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. We expect assessment, remediation and contingency planning activities to continue throughout the year 1999 with the goal of resolving all material internal and external systems and third-party issues. While the Company has not completed its detail plans with regards to this uncertainty, management believes, based on discussions with vendors of its major business applications and Year 2000 Compliance certificates received from the related software developers, that the financial impact of making the required systems changes, if any, will not be material to the Company's financial position, results of operations or cash flows.

We deem "Year 2000 Compliant" to mean software that can individually, and in combination with all other systems, products or processes with which the software is designed to interface, continue to operate successfully (both in functionality and performance in all material respects) over the transition into the twenty-first century when used in accordance with the documentation relating to such software. Year 2000 Compliance includes being able to, before, on and after January 1, 2000, substantially conform to the following:

- use logic pertaining to dates which allow users to identify and/or use the century portion of any date fields without special processing;

- respond to all date elements and date input to resolve any ambiguity as to century in a disclosed, defined and pre-determined manner; and

- provide date information in ways which are unambiguous as to century.

This may be achieved by permitting or requiring the century to be specified or where the date element is represented without a century, the correct century be unambiguous for all manipulations involving that element.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

We have incurred losses in each year since our inception in 1992. As of December 31, 1998, we had an accumulated deficit of approximately $80 million. We expect to continue to experience substantial losses for the next few years until the Company is able to generate sufficient revenues to support its operations. We are unable to predict the extent of any future losses or the time required to achieve profitability.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect to continue to do so for the foreseeable future. We have depended upon proceeds of sales of our securities to fund our operations since our inception. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. Additional financing for the Company may not be available when needed on favorable terms or it may not be available at all. We may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures without additional funding. These limitations placed on the Company due to our inability to secure additional funding could have a material adverse affect the Company's business, financial condition and operating results.

POTENTIAL FOR DILUTION; REGISTRATION RIGHTS; OUTSTANDING OPTIONS AND
WARRANTS

As of March 31, 1999, the Company had issued 3,650,228 shares of Common Stock upon conversion of 246 shares of the Series A-3 Convertible Preferred Stock ("Series A Preferred"); 354 shares of Series A Preferred remain outstanding. In the event certain conditions are met, the Company has the right to issue an additional 400 shares of Series A Preferred. Shares of Series A Preferred are convertible into shares of Common Stock pursuant to a formula whereby the purchase price of the shares to be converted ($10,000 per share) plus any accrued dividends are divided by a conversion price based on the lesser of a fixed conversion price or a floating conversion price based on the market price of the Common Stock. The number of shares issuable upon conversion of Series A Preferred could prove to be significantly greater in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could experience substantial dilution upon conversion of the Series A Preferred. In addition, an increase in the amount of Common Stock in the public market as a result of such conversion could reduce the market price of the Common Stock. Additionally, the terms of the Series A Preferred provide that, upon the occurrence of certain "Triggering Events," including suspension of sales under the Registration Statement, failure of the Common Stock to be listed, or the suspension of trading in the Company's Common Stock, on the NASDAQ National Market or the NASDAQ SmallCap Market, or failure of the Company to convert shares of Series A Preferred as required, the Company shall pay the holders $100,000 on the first day of each month until the Triggering Events have been remedied. Certain Triggering Events have occurred and have not been remedied as of the date hereof.

In connection with a private placement completed on August 14, 1998, the Company agreed to register for sale 2,346,626 shares of Common Stock and 2,346,626 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants. The Company's failure to register such Common Stock within 90 days of such sale could subject the Company to penalty payments to these investors. As of March 31, 1999, the registration statement relating to these shares of Common Stock had not been declared effective and the Company could be subject to such penalty payments. The Company also agreed that in the event of decreases in the average closing bid price of the Common Stock for the twenty trading days immediately preceding the six-month and/or one-year anniversaries of the closing of the private placement, the Company would, with shareholder approval, issue to investors in the private placement a number of Fill-Up Shares. These Fill-Up Shares would in effect cause the investors to have acquired the number of shares of Common Stock which they would have purchased had the purchase price paid by investors in the private placement as of the closing date been the same as the twenty-day average closing bid price of the Common Stock as of such anniversary dates. The number of Fill-Up Shares to be issued could be substantial if the market price of the Common Stock decreases significantly. Such an increase in the amount of Common Stock in the public market could reduce the market price of the Common Stock and possibly result in a change in control of the Company. As of March 31, 1999, no Fill-Up Shares had been issued. If Fill-Up Shares had been issued, the number of Fill-Up Shares which the Company would have been required to issue on March 31, 1999, totaled approximately 4,400,000. In the event (I) the Common Stock is delisted or suspended from trading on NASDAQ, (ii) the Fill-Up Shares and shares issuable upon exercise of the Private Placement Warrants are not issuable or are not listed with NASDAQ or (iii) the Company fails to issue Fill-Up Shares as required, then the Company shall pay to the initial investors in the private placement $100,000 for each full 30-day period that the condition continues. As of March 31, 1999, no such required payments have been made.

On December 15, 1998, the Company reduced the exercise price of certain common stock purchase warrants if the warrant holders accelerate the expiration date of their warrants from July 11, 2001 to January 5, 1999. The exercise price was reduced from $11.00 to $0.75. Prior to January 5, 1999, warrants representing 553,333 shares were exercised at this reduced price, and the Company received net proceeds of $415,000 upon such exercise.

The Company has reserved 7,366,738 shares of Common Stock, including 150,000 shares subject to warrants issued in connection with the sale of the Series A Preferred, 2,346,626 shares subject to the Private Placement Warrants and 2,850,000 shares subject to the Helix Warrants, for issuance upon the exercise of warrants. In the event the 400 additional shares of Series A Preferred described above are issued, the Company would be required to issue Warrants to purchase an additional 100,000 shares of Common Stock. In addition, the Company has reserved 745,100 shares of Common Stock for issuance to employees, officers, directors and consultants under its 1995 Employee Stock Incentive Plan, 1993 Performance Incentive Plan and Non-Employee Director Stock Option Plan. The price which the Company may receive for the Common Stock issuable upon exercise of such warrants and options will, in all likelihood, be less than the market price of the Common Stock at the time of such exercise. Consequently, for the life of such warrants and options, the holders thereof may have been given, at nominal cost, the opportunity to profit from a rise in the market price of the Common Stock. The exercise of all of the previously mentioned securities may also adversely affect the terms under which the Company could obtain additional equity capital. If a significant number of these securities is exercised, the resulting increase in the amount of the Common Stock in the public market may reduce the market price of the Common Stock.

OUTSTANDING INDEBTEDNESS

The Company has outstanding loans from Helix in the aggregate principal amount of $2,000,000. Such loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%, are secured by the Company's intellectual property and were due and payable on February 15, 1999. As of April 14, 1999, this principal amount due Helix has not been repaid and is in default. The inability of the Company to repay the Helix loans when due may have a material adverse effect on the Company, including possible loss of rights to its intellectual property through foreclosure which would cause the Company to cease its operations. In connection with the Helix loans, the Company has issued to Helix warrants to purchase an aggregate of 2,850,000 shares of Common Stock at exercise prices ranging from $1.63 to $2.125 per share (collectively, the "Helix Warrants"). The Helix Warrants have expiration dates ranging from December 19, 1999 to August 7, 2000. These warrants have been valued at an aggregate of approximately $4,324,000. A total of $4,324,000 has been charged to amortization expense for these warrants through February 15, 1999. This accounting treatment has no impact on the Company's cash balance. As of March 30, 1999, Helix and its affiliates hold approximately 5.7% of the Company's outstanding Common Stock (not including shares issuable upon exercise of warrants).

UNCERTAINTY OF MARKET ACCEPTANCE
The products and technologies currently being sold or developed by the Company utilize newly developed designs. We believe that our existing and proposed technology and products represent significant advancements in semiconductor packaging technology. Demand for the Company's existing and proposed products, however, is subject to a high degree of uncertainty. Such high degrees of uncertainty are typical in the case of newly developed products. Achieving marketing acceptance for the Company's technology and existing and proposed products will require substantial marketing efforts and expenditure of significant funds to educate potential purchasers as to the distinctive characteristics and anticipated benefits of the Company's proposed products and technologies. Potential purchasers may be inhibited from doing business with the Company due to their commitment to their existing products. In addition, many potential purchasers may be reluctant to use the Company's products and technologies until a sufficient number of other potential purchasers have already committed to do so. We have hired sales and marketing personnel for VSPA semiconductor package and Compass Connector products. The Company's marketing efforts may not be successful. If we are unable to market our products successfully, our business, financial condition and operating results will be materially adversely affected.

UNCERTAINTY OF PRODUCT AND TECHNOLOGY DEVELOPMENT; TECHNOLOGICAL
FACTORS; DEPENDENCE ON THIRD-PARTY PRODUCT DESIGN CHANGES

The Company's success will depend in part upon its products and technology meeting acceptable cost and performance criteria, and upon timely introduction of our products and technology into the marketplace. There can be no assurance (1) that the Company's products and technology will satisfactorily perform the functions for which they are designed, (2) that they will meet applicable price or performance objectives or (3) that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development or commercialization. In addition, technology as complex as that which will be incorporated into the Company's proposed products may contain errors which become apparent subsequent to widespread commercial use. Remedying such errors could delay the Company's plans and cause it to incur additional costs which would have a material adverse effect on the Company.

COMPETITION

The Company operates in markets that are subject to intense competitive pressures that could affect prices or demand for the Company's products and services. The effect of competition on prices and demand may result in reduced profit margins and/or loss of market
opportunity.   Certain competitors of the Company dominate their
industries and have the financial resources to enable them to withstand substantial price competition or downturns in the market for semiconductor packages, related technologies and/or computers. The Company faces the possibility (1) that we will not be able to compete successfully, (2) that our competitors or future competitors will develop technologies or products that render the Company's products and technology obsolete or less marketable or (3) that we will not be able to successfully enhance our products or technology or adapt them satisfactorily.

DEPENDENCE ON MANUFACTURERS AND SUPPLIERS; LACK OF MANUFACTURING
EXPERIENCE AND CAPABILITY

The Company has developed the ability to manufacture the VSPA semiconductor package. We have also made arrangements with third-party manufacturers to produce certain versions of the VSPA semiconductor package. Despite these existing production arrangements, the Company may not be able to produce sufficient quantities of VSPA to meet demand. Any inability to meet the demand for our products would have a material adverse effect on the Company's business, financial conditions and operating results.

The Company has an arrangement with LG Cable to supply the Compass V Connector and VSPA parts for Veridicom. The Company anticipates that it will be able to obtain Compass V Connectors and VSPA parts from LG
Cable & Machinery Ltd. under this arrangement.   The Company also has
an arrangement with PBE for the VSPA 360 and 240.   If the supply of
such component is not delivered in quantities sufficient to meet the customer demand, our business, financial condition and operating results will be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL

Because of the specialized technical nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. The competition for qualified personnel in the technology field is intense. We may not be able to attract and retain the qualified personnel necessary for the development of our business.
The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would be detrimental to our research and development programs and to our business. The Company may not be able to continue to hire additional qualified personnel or retain such necessary personnel. The failure to attract and retain the necessary personnel could materially adversely affect our business, financial condition and operating results. We maintain "key man" life insurance on Mr. Crane's life in the amount of $2,000,000.

INTELLECTUAL PROPERTY

Trademarks, patents, copyrights, trade secrets and other intellectual property are critical to our success, and we rely on trademark, trade secret protection and confidentiality and/or license agreements with our employees, clients, partners and others to protect our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. As of March 31, 1999, the Company had obtained 18 United States patents and an aggregate of 41 foreign patents pending. We currently have a total of 18 patent applications pending in the United States and 29 foreign patent applications. Pending patent applications may not result in patents being issued. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. The patent position of high technology companies involves complex legal and factual questions and, therefore, we cannot predict their validity and enforceability with certainty. Even if issued, our patent applications may be challenged, invalidated, held unenforceable or circumvented. Further, rights granted under future patents may not provide proprietary protection or competitive advantages to us against competitors with similar technology. Others may independently develop similar technologies or duplicate technologies developed by us. Effective trademark and trade secret protection may not be available in every country in which our products and services are made available online. The steps we have taken to protect our proprietary rights may not be adequate, and third parties may infringe upon or misappropriate our trade secrets, trademarks, trade dress and similar proprietary rights. Others may independently develop substantially equivalent intellectual property. Any significant failure to protect our intellectual property in a meaningful manner could materially adversely affect our business, financial condition and operating results. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and technical resources, which could materially adversely affect our business, financial condition and operating results.

DEPENDENCE ON THE CRANE-PANDA LICENSING AGREEMENT; POTENTIAL CONFLICTS
OF INTEREST

Under a license agreement entered into in January 1996 between the Company and Mr. Crane (the "Crane-Panda License"), Mr. Crane has granted the Company the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of the Company's Computer Systems and the development and commercialization of Compass PGA. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below and supersedes an earlier license agreement between Mr. Crane and the Company relating to the Compass Connector. Under the Crane-Panda License, the Company is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Computer Systems or other computer system or assembly. The Company may grant sublicenses under the Crane-Panda License, but only for the use of products as incorporated in the Computer Systems or other computer system or assembly. No sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License have occurred to date. The Crane-Panda License obligates the Company to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that the Company becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. The Company is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would materially adversely affect the Company's business, financial condition and operating results. The actions of the Company with respect to the Crane-Panda License must be authorized by a majority of the Company's independent directors, and the Company and Mr. Crane would be represented by separate counsel in the event of a dispute concerning the Crane-Panda License. Despite these procedural safeguards, a conflict of interest may arise with respect to the Crane-Panda License and such conflict may not be resolved in a manner favorable to the Company. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

In September 1992, Mr. Crane granted an exclusive license (the "3M License") to Minnesota Mining and Manufacturing Co. ("3M") to develop, manufacture, use and sell the Compass Connector other than as part of a computer system. In February 1996, Mr. Crane and 3M agreed to convert the 3M License to a nonexclusive license. In certain circumstances, the 3M License provides for the payment of a royalty to Mr. Crane. As of the date of this prospectus, Mr. Crane had received no such payments.

DELISTING FROM NASDAQ NATIONAL MARKET; "PENNY STOCK" REGULATIONS

The Company was delisted from the NASDAQ National Market, effective December 16, 1998, due to its inability to sustain compliance with the Net Tangible Asset requirement of $4 million and because the Company was not currently in compliance with the minimum bid price of $1.00 per share. On December 17, 1998, the Company began trading on the NASD OTC Electronic Bulletin Board system or in what is commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of the Company's securities or to obtain accurate quotations as to the price of, such securities. In addition, delisting may affect our ability to issue additional securities or to secure additional financing.

The Company's delisting on the NASDAQ National Market will cause trading in the Common Stock to be subject to additional rules under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. A 'penny stock' is defined to include any over-the-counter equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prescribed by the Commission relating to the penny stock market, subject to certain exemptions. In addition, such regulations impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell the Common Stock in the secondary market.

NEGATIVE EFFECT OF FUTURE SALES OF STOCK ON MARKET PRICE AND ABILITY TO RAISE CAPITAL

Future sales of substantial amounts of Common Stock in the public market after this offering or the perception that such sales could occur could materially adversely affect the market price on the Common Stock and our future ability to raise capital through the sale of equity securities. Virtually all of the outstanding Common Stock is freely tradable in the public markets without restriction, subject in some cases to the volume limitations imposed by Rule 144 under the Securities Act.

RISK OF INTERNATIONAL SALES

Conducting business outside of the United States is subject to certain risks, including:

     -     changes in regulatory requirements and tariffs;

     -     reduced protection of intellectual property rights;

     -     difficulties in distribution;

     -     the burden of complying with a variety of foreign laws; and
     - political or economic constraints on international trade or instability.

In addition, all of our international sales are currently priced in U.S. dollars, but future sales or licensing of our products or technologies outside the United States may be subject to the risks associated with fluctuations in currency exchange rates.

ANTI-TAKEOVER STATUTES

Certain provisions of our Amended and Restated Articles of Incorporation and Florida law could make a merger, tender offer or proxy context involving the Company more difficult, even if such events could be beneficial to the interests of the shareholders. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the common stock.

GENERAL

Because of factors discussed above and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's financial condition may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the semiconductor packaging and computer industries, changes in earnings estimates and recommendations by analysts and other events.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fixed quarters of years beginning after June 1999. Management does not expect this standard to have a significant impact on the Company's operations.

In 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect this Statement to have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is subject to changing interest rates. The Company's policy is to manage interest rate risk through the use of floating rate debt instruments.
The Company has loans with an unrelated lender totaling two million at December 31, 1998. The interest rate on these loans is the Royal Canadian prime rate plus 2%. An immediate increase of 10% in interest rates would increase the Company's annual interest expense by $18,800.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages F-1 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Form 8-K on October 28, 1998.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding directors of the Company is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.

     Set forth below are the names, ages as of March 31, 1999 and business experience of the executive officers of the Company:

Name                     Age  Position
----                     ---  --------

Stanford W. Crane, Jr.   49   President, Chief Executive Officer
                                and Chairman of the Board of Directors
Melissa F. Crane         34   Acting Chief Financial Officer

William E. Ahearn        61   Board Member

     STANFORD W. CRANE, JR. has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in April 1992 and, since November 1993, as Senior Vice President - Product Design and Development. From May 1990 to April 1992, Mr. Crane was self-employed, principally engaged in the development of the Compass Connector. From 1984 to April 1990, Mr. Crane was president of Crane Electronics, Inc., which supplied advanced interconnection technology for military and commercial products. From 1980 until 1984, Mr. Crane was an executive at Molex Corporation, a publicly-held corporation manufacturing and selling electronic interconnect devices, and served from 1982 to 1984 on the Chairman's staff for the Advanced Development Committee and assisted in marketing and strategic planning for domestic and international operations. From 1976 to 1980, Mr. Crane served as a sales executive for AMP Incorporated, a manufacturer of electronic components.
   MELISSA F. CRANE joined the Company in August 1997 and served as Director, Strategic Business from August 1997 until November 1997. Since November 1997, she has served as Vice President of Strategic Business of the Company. In October 1998, the Board of Directors appointed Ms. Crane as the acting Chief Financial Officer. From September 1995 through July 1997, she was an independent financial consultant and the principal of Watch Hill Group, a privately-owned investment banking firm. From 1991 through August 1995, she was a vice president of Prudential Securities, Inc. Ms. Crane is the spouse of Stanford W. Crane, Jr., Chairman of the Board, President and Chief Executive Officer of the Company.

     WILLIAM E. AHEARN was elected to the Board of Directors in November 1998. Prior to that, from March 1996 he served in various management positions. From 1993 to 1996, he was Director of Multimedia Products at AMP Incorporated. From 1964 to 1993, Mr. Ahearn served in a variety of positions at International Business Machines Corporation ("IBM"), including Product Manager for Digital Video Interactive and Collaborative Work Products IBM Europe, Product and Project Manager for Input/Output Technology Entry Systems and Electro-Optical Technologies at IBM Corporate Headquarters, and as staff member of IBM's T.J. Watson Research Center. From 1984 to 1989, Mr. Ahearn was a visiting scholar at the MIT Media Lab.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

      (A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS
REPORT:
             (1)  FINANCIAL STATEMENTS

                  The financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1 of this report.

             (2)  FINANCIAL STATEMENT SCHEDULES

                  Schedule II--Valuation and Qualifying Accounts on page F-30.

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

3.4 Fifth Articles of Amendment of Amended Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended March 31, 1998)

3.5 Sixth Articles of Amendment of Amended Restated Articles of Incorporation (filed as Exhibit 3.2 to the Company's amended Quarterly Report of Form 10-Q for the period ended March 31, 1998 filed July 2, 1998)

3.6 Seventh Articles of Amendment of Amended Restated Articles of Incorporation (filed as Exhibit 3.5 to the Registrant's
        Quarterly Report of Form 10-Q for the period ended June 30,
        1998)

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

4.6 Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 99.2, filed as part of the Registrants Form 8-K filed February 11, 1998).

4.7     Form of Common Stock Purchase Securities Agreement
        (incorporated herein by reference).

4.8 Form of Common Stock Purchase Warrant (incorporated herein by reference).

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

10.5(c) Amendment dated as of July 1, 1995, to Lease Agreement dated
        March 2, 1994, between the Company and Fairfax Boca '92, L.P. (incorporated herein by reference to Exhibit 10.98 filed as part of the Registrant's Form 10-KSB for the year ended March 31, 1995 (Commission File No. 0-24030)).

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

10.14 License Agreement dated January 19, 1996 between the Company and Stanford W. Crane, Jr. (incorporated herein by reference to Exhibit 10.1 filed as part of the Registrant's Quarterly Report on Form 10-Q filed on February 14, 1996).

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

10.20   Standard Industrial Lease Agreement, dated as of July 16,
        1997, between the Company and IBG Huntwood Associates
        (incorporated herein by reference to Exhibit 10.2 filed as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997).

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

10.23 Subscription Agreement dated February 11, 1998 with purchasers of Series A Preferred (incorporated herein by reference to Exhibit 99.1, filed as part of the Registrant's Form 8-K filed February 11, 1998).

10.24 Secured Promissory notes dated May 28, 1998, June 28, 1998 and July 17, 1998 issued to Helix.

10.25   Registration Rights Agreement, dated as of February 6, 1998.

21      Subsidiaries of the Company.

27      Financial Data Schedule.

@ - Management contracts and compensatory plans and arrangements.

      (B)     REPORTS ON FORM 8-K:

Date of Filing      Items Reported


January 14, 1998    On January 13, 1998, the Panda Project, Inc (the
                    Company) announced it had loans aggregating
                    $2,000,000.00 from Helix (PEI) Inc. (Helix).

February 11, 1998   On February 11, 1998, the Company issued 600
                    shares of its Series A Convertible Preferred Stock
                    ("Series A Preferred") for an aggregate purchase price of $6,000,000.

July 30, 1998       On July 17, 1998, the Company borrowed $250,000
                    from Helix (PEI) Inc. ("Helix").
August 25, 1998     On August 20, 1998, the Company received a letter
                    from the Nasdaq Stock Market stating that continued listing of the Common Stock on the Nasdaq National Market was no longer warranted.

September 15, 1998  On September 9, 1998, The Panda Project, Inc. (the
                    "Company") was notified that a judgement in the amount of $1,227, 041.09 had been entered into the Circuit Court for the 15th Judicial Circuit,
                    Palm Beach County, Florida, against the Company in favor of plaintiff Joseph A. Sarubbi, a former director of the Company.

October 8, 1998     Effective September 30, 1998, Kevin J. Calhoun
                    resigned as Chief Financial Officer of The Panda
                    Project, Inc. (the "Company"). Melissa Crane has been appointed to serve as Acting Chief Financial
                    Officer of the Company.

October 28, 1998    By letter dated October 21, 1998, the registrant,
                    The Panda Project, Inc. (the "Company") received notice that PricewaterhouseCoopers LLP had terminated their client-auditor relationship.

November 10, 1998   The Panda Project, Inc. (the "Company") has
                    entered into a letter of intent with Round Stone
                    Holdings Ltd., a UK-based company ("Round Stone"), providing for the grant by the Company to Round
                    Stone of exclusive manufacturing, marketing and sales rights with respect to the Company's Rock
                    City and Archistrat computers (the "Systems
                    Division") and the sale to Round Stone of all Systems Division inventory.

December 15, 1998   On December 11, 1998, The Panda Project, Inc.
                    (the "Company"), and Joseph A. Sarubbi
                    ("Sarubbi"), entered into a Settlement Agreement relating to litigation in which Sarubbi has obtained a judgement against the Company in the amount of $1,227,041.

December 23, 1998   On December 17, 1998, The Panda Project, Inc.(the
                    "Company") issued a press release concerning the delisting of its Common Stock from The NASDAQ
                    National Market.

January 4, 1999     The Panda Project, Inc. (the "Company") has
                    engaged Grant Thornton LLP as the Company's independent accountants to audit the Company's financial statements. The engagement is effective as of January 4, 1999.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANDA PROJECT, INC.
                                      ___________________________
                                          (Registrant)
Date: April 14, 1999                 By:  /s/ Stanford W. Crane, Jr.
                                          Chairman of the Board
                                          President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

_________________________                            April 14, 1999
/s/ Stanford W. Crane, Jr.
President and Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)

--------------------------                           April 14, 1999
/s/ Melissa F. Crane
Acting Chief Financial Officer
and Secretary (Principal Financial
Accounting Officer)

_________________________                            April 14, 1999
/s/ William E. Ahearn
Director

The Panda Project, Inc.
Index to the Financial Statements
-------------------------------------------------------------------


                                                               Page

Reports of Independent Certified Public Accountants....... F-2 to F-3

Financial Statements

    Balance Sheets........................................ F-4

    Statements of Operations.............................. F-5

    Statements of Changes in Stockholders'
     (Deficit) Equity..................................... F-6 to F-7

    Statements of Cash Flows.............................. F-8 to F-9

    Notes to Financial Statements......................... F-9 to F-31

Page F-2

                REPORT OF INDEPENDENT CERTIFIED
                      PUBLIC ACCOUNTANTS

Board of Directors
The Panda Project, Inc.

We have audited the accompanying balance sheet of Panda Project, Inc. As of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Panda Project, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $17,474,696 during the year ended December 31, 1998, and, as of that date, the Company's current liabilities exceeded its current assets by $3,734,373 and its total liabilities exceeded its total assets by $1,725,894. In addition, the Company is in default on $2,000,000 of its notes payable. These factors, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of The Panda Project, Inc. for the year ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP
Weston, Florida
March 18, 1999 (except for Note U,
as to which the date is April 14, 1999)

Page F-3

           Report of Independent Certified Public Accountants


To The Board of Directors and Stockholders of
The Panda Project, Inc.

In our opinion, the balance sheet and related statements of operations, of changes in stockholders equity and of cash flows as of December 31, 1997 and for the nine months ended December 31, 1997 and year ended March 31, 1997 appearing on pages F4-F9 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of The Panda Project, Inc. as of December 31, 1997 and for the nine months ended December 31, 1997 and the year ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of The Panda Project, Inc. for any period subsequent to December 31, 1997.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern.
Management s plans in regard to these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP




Fort Lauderdale, Florida
March 10, 1998

Page F-4
The Panda Project, Inc. - Balance Sheets
---------------------------------------------------------------------
                       The Panda Project, Inc.
                           BALANCE SHEETS
                            December 31,
ASSETS
                                                 1998         1997
Current assets
  Cash and cash equivalents                 $    60,613   $   619,683
  Accounts receivable (net of allowance
   of $295,292 at December 31, 1998 and
     $10,006 at December 31, 1997)               64,206       224,851
  Inventory                                      47,319       965,199
  Other receivables                              19,273       105,825
  Prepaid expenses and other current assets     637,947       378,242
                                            -----------   -----------
     Total current assets                       829,358     2,293,800
Property and equipment, net                   1,845,939     2,818,218
Restricted cash                                  80,000       260,000
Debt issuance costs, net                           -          340,513
Other assets                                     82,540         1,299
                                            -----------   -----------
     Total assets                           $ 2,837,837   $ 5,713,830
                                            ===========   ===========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
  Accounts payable                          $ 1,207,662   $ 1,651,540
  Notes payable                               2,000,000     1,000,000
  Other current liabilities                   1,356,069       964,586
                                            -----------   -----------
     Total current liabilities                4,563,731     3,616,126

Commitments and contingencies                      -             -

Stockholders' (deficit) equity
  Preferred Stock, $.01 par value, 2,000,000
   shares authorized; 420 shares outstanding
   at December 31, 1998                       3,967,057          -
  Common stock, $.01 par value, 50,000,000
   shares authorized; 16,744,088 and
   12,215,522 shares issued and outstanding
   at December 31, 1998 and 1997, respectively  167,441       122,155

  Additional paid-in capital                 74,479,857    64,841,102
  Accumulated deficit                       (80,340,249)  (62,865,553)
                                            -----------   -----------
     Total stockholders' (deficit) equity    (1,725,894)    2,097,704
                                            -----------   -----------
     Total liabilities and stockholders'
      (deficit) equity                      $ 2,837,837   $ 5,713,830
                                            ===========   ===========
The accompanying notes are an integral part of these statements.

PAGE F-5
                          The Panda Project, Inc.
                         STATEMENTS OF OPERATIONS

                                          Nine Months       Year
                             Year Ended      Ended          Ended
                            December 31,  December 31,     March 31,
                                1998         1997            1997
                            ------------  ------------  ------------
Revenues
  Product sales             $    586,907  $    923,792  $  1,547,896
  Licensing fees                 100,000       350,000       100,000
  Contract research and
   development revenues          135,673       973,003       734,123
                            ------------  ------------  ------------
     Net revenues                822,580     2,246,795     2,382,019
Other expenses
  Cost of sales                1,739,418     1,028,577     2,762,936
  Research and development     3,395,577     3,255,335     5,722,717
  Selling, general and
    administrative             9,263,283     6,113,255    13,142,099
  Cost associated with asset
   impairments                   125,038          -        2,056,025
                            ------------  ------------  ------------
     Total operating expenses 14,523,316    10,397,167    23,683,777
                            ------------  ------------  ------------
     Operating loss          (13,700,736)   (8,150,372)  (21,301,758)
Interest expense              (3,881,406)     (955,014)         -
Interest income                   72,345       144,449       427,657
Other income                      35,101        11,285          -
                            ------------  ------------  ------------
     Net loss               $(17,474,696) $ (8,949,652) $(20,874,101)
                            ============  ============  ============
Dividends and amort-
 ization of beneficial
 conversion feature
 related to convertible
 preferred stock                (741,886)         -             -
                            ------------  ------------  ------------
     Net loss applicable
      to common stock       $(18,216,582) $ (8,949,652) $(20,874,101)
                            ============  ============  ============
Basic and diluted loss
 per share                  $      (1.33) $       (.78) $      (2.15)
                            ============  ============  ============
Weighted average
 shares outstanding           13,732,936    11,541,811     9,723,801
                            ============  ============  ============
The accompanying notes are an integral part of these statements.

PAGE F-6

                        The Panda Project, Inc.
        STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
 Year Ended December 31, 1998, Nine Months Ended December 31, 1997
                    and Year Ended March 31, 1997
                     Preferred           Common                                        Total
                       Stock              Stock            Addition-                   Stock
              --------------------- ------------------     al Paid-     Accumul-       holders'
                                                 Par       in           ated           Equity
              Shares        Value   Shares      Value     Capital      Deficit        (Deficit)
              ----------  --------- ----------- --------  -----------  ------------  ------------
Balance at
April 1, 1996      -          -      8,680,488 $ 86,805  $47,822,586  $(33,041,800) $ 14,867,591

Issuance of
 common stock      -          -      1,087,833   10,878    9,163,252          -        9,174,130
Exercise of
 stock options     -          -        305,487    3,056    1,373,193          -        1,376,249
Exercise of
 warrants          -          -         33,335      333      124,673          -          125,006
Warrants issued
 for services
 received          -          -           -        -          39,000          -           39,000
Issuance of
 common stock
 in connection
 with legal
 settlement        -          -         17,500      175      104,825          -          105,000
Net loss           -          -           -        -            -      (20,874,101)  (20,874,101)
              ----------  --------- ----------- --------  -----------  ------------  ------------
Balance at
March 31, 1997     -          -     10,124,643  101,247   58,627,529   (53,915,901)    4,812,875

Conversion of
 debentures        -          -      1,996,822   19,968    4,780,032          -        4,800,000
Beneficial
 conversion
 feature related
 to convertible
 debentures        -          -           -        -         907,317          -          907,317
Deferred
 issuance costs
 related to
 converted
 debentures        -          -           -        -        (550,943)         -         (550,943)
Issuance of
 stock in
 payment of
 interest          -          -         13,592      136       35,374          -           35,510
Warrants
 issued
 related to
 debt
 issuance          -          -            -        -        566,651          -          566,651
Issuance of
 common stock
 under 401(k)
 Plan              -          -         16,985       170      69,738          -           69,908
Issuance of
 stock for
 services
 rendered          -          -         54,380       543     305,270          -          305,813
Exercise of
 stock options     -          -            100         1         474          -              475
Exercise of
 warrants          -          -          9,000        90      60,660          -           60,750
Warrants issued
 for services
 received          -          -           -         -         39,000          -           39,000

Net loss           -          -           -         -           -       (8,949,652)   (8,949,652)
              ----------  --------- ----------- --------  -----------  ------------  ------------

Page F-7

Balance at
December 31,
 1997              -          -     12,215,522  122,155   64,841,102   (62,865,553)    2,097,704
Preferred Stock
 offering, net      600  5,390,399        -        -            -             -        5,390,399
Preferred Stock
 dividends         -       231,041        -        -        (231,041)         -             -
Warrants issued
 related to
 Preferred stock
 offering, net     -          -           -        -         396,374          -          396,374
Private
 Placement of
 common Stock,
 net               -          -      2,254,602   22,546    3,460,635          -        3,483,181
Issuance of
 common stock      -          -         23,462      234       94,742          -           94,976
Warrants issued
 related to
 debt issuance     -          -           -        -       3,920,000          -        3,920,000
Warrants issued
 for Services
 received          -          -           -        -         299,534          -          299,534
Exercise of
 stock options     -          -          3,000       30       12,220          -           12,250
Conversion of
 preferred
 stock to
 common stock     (180) (1,654,383)  2,234,363   22,344    1,632,039          -             -
Issuance of
 common stock
 under 401(k)
 Plan              -          -         13,139    132       54,252            -           54,384
Net Loss           -          -           -      -            -        (17,474,696)  (17,474,696)
              ----------  --------- ----------- --------  -----------  ------------  ------------
Balance at
December 31,
 1998              420   3,967,057  16,744,088  167,441   74,479,857   (80,340,249)   (1,725,894)

Page F-8
The Panda Project, Inc.- STATEMENTS OF CASH FLOWS

                                                     Nine Months
                                                     Year Ended       Ended       Year Ended
                                                     December 31,  December 31,    March 31,
                                                         1998          1997            1997
                                                    ------------   ------------   ------------
Cash flows from operating
 activities:
   Net loss                                         $(17,474,696)  $ (8,949,652)  $(20,874,101)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                   4,908,548      1,198,095      1,595,549
       Provision for obsolete inventory                1,178,837           -              -
       Provision for doubtful accounts                   285,286         60,905        236,303
       Cost associated with asset impairments            125,038           -         2,056,025
       Beneficial conversion feature related to
        convertible debentures                              -           907,317           -
       Other noncash charges                                -           188,322        144,000
       Stock option compensation                         298,130           -              -
       Changes in operating assets and liabilities
        (Increase) in accounts receivable               (124,641)      (120,663)       (90,021)
         (Increase) decrease in other receivables         86,552        (86,920)       469,651
         (Increase) decrease in prepaid expenses and
           other current assets                          265,295       (279,279)       147,979
         (Increase) decrease in inventory               (260,958)      (142,890)       793,713
         (Increase) decrease in restricted cash          180,000       (110,000)       600,000
         Decrease (increase) in other assets             (81,244)        13,448         83,300
         Increase (decrease) in accounts payable,
           and other current liabilities                 (52,394)        91,681     (1,165,645)
                                                    ------------   ------------   ------------
             Net cash used in operating activities   (10,666,247)    (7,229,636)   (16,003,247)
Cash flows from investing activities:
  Additions to property and equipment                   (331,126)    (1,055,819)    (2,160,173)
                                                    ------------   ------------   ------------
             Net cash used in investing activities      (331,126)    (1,055,819)    (2,160,173)
Cash flows from financing activities:
  Proceeds from issuance of convertible debentures          -         4,800,000           -
  Proceeds from issuance of preferred stock            6,000,000           -              -
  Payment of costs related to issuance of
    preferred stock                                     (206,486)          -              -
  Debt issuance costs                                       -          (269,500)          -
  Proceeds from issuance of common stock                 161,608        131,133     11,291,752
  Proceeds from common stock private placement         3,674,500           -              -
  Payment of stock issuance costs                       (191,319)          -          (616,367)
  Payment of notes payable                            (2,000,000)          -              -
  Proceeds from issuance of notes payable              3,000,000      1,000,000           -
                                                    ------------   ------------   ------------
             Net cash provided by financing
               activities                             10,438,303      5,661,633     10,675,385
                                                    ------------   ------------   ------------
Net (decrease) in cash and cash equivalents             (559,070)    (2,623,822)    (7,488,035)
Cash and cash equivalents at beginning of period         619,683      3,243,505     10,731,540
                                                    ------------   ------------   ------------

Cash and cash equivalents at end of period          $     60,613   $    619,683   $  3,243,505
                                                    ============   ============   ============

Supplemental disclosure of cash flow information:
    Interest paid                                   $    138,798   $      6,328   $       -
                                                    ============   ============   ============
    Taxes paid                                      $       -      $       -      $       -
                                                    ============   ============   ============

Page F-9

Supplemental schedule of noncash investing and financing activities:

   In 1998, the Company issued warrants to Helix (PEI) Inc. in conjunction with its notes payable. The Company capitalized the $3,920,000 fair market value of these warrants as part of deferred issuance costs.

   In 1998, approximately 180 shares of the Company's convertible preferred stock was converted into 2,234,363 shares of the Company's common stock.

   In 1998, The Company paid Preferred Stock dividends of $231,041 in the form of Preferred Stock.

   The accompanying notes are an integral part of these statements.


                         The Panda Project, Inc.

                      NOTES TO FINANCIAL STATEMENTS

     Year Ended December 31, 1998, Nine Months Ended December 31, 1997
                       and Year Ended March 31, 1997

NOTE A - DESCRIPTION OF BUSINESS

The Panda Project, Inc. (the "Company") designs, develops, manufactures, markets and licenses various products incorporating the Company's proprietary semiconductor packaging and interconnect technology ("Technology"). The Company markets and sells its Technologies directly to end users as well as through a network of sales representatives. Through October 1998, the Company designed, developed, manufactured, and marketed powerful modular universal platform computers, including personal computers, servers and workstations ("Systems"). The Company continues to service and support its Systems but elected to discontinue all other aspects of the Systems business. The decision to continue only with the Technologies business was based on the Company's limited capital resources and other business and market factors. Based in Boca Raton, Florida the Company conducts operations worldwide and has an inactive wholly owned subsidiary, Archistrat Corporation, a Delaware corporation.

Change in Fiscal Year
---------------------

     During September 1997, the Company decided to change its fiscal year from April 1 through March 31 to January 1 through December 31. The accompanying audited financial statements are for the year ended December 31, 1998, the transition period April 1, 1997 through December 31, 1997 and for the year ended March 31, 1997.

Page F-10

     The following table sets forth the results of operations for the transition period ended December 31, 1997 and the unaudited results of operations for the nine months ended December 31, 1996.

                                                       1996
                                        1997       (Unaudited)
                                   -------------   ------------
Net revenues                       $   2,246,795   $  2,091,132
Net loss                           $  (8,949,652)  $(17,217,703)
Basic and diluted loss per share   $       (0.78)  $     (1.79)

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company's working capital is not sufficient to meet its obligations. The Company is currently seeking additional financing, however, in the event that the Company cannot obtain additional financing it will be forced to cease operations. In addition, the Company did not repay its notes to Helix (PEI) Inc. as of their due dates and is currently in default. The negotiations are ongoing and the ultimate outcome cannot be predicted. Should the Company be unable to renegotiate the terms of the Notes, the Company may have to cease operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Page F-11

Accounts Receivable
-------------------

     The Company has business activities with both large and small corporations. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of its customers and geographic sales areas. The company performs ongoing credit evaluations of its customers' financial condition and requires collateral when it deems necessary. There can be no assurance that the credit quality of the customers with which the Company transacts business will be stable or that efforts to diversify receivables will prevent the Company from incurring material losses.

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

Per Share Data
--------------

     The Company's earnings per share is computed in accordance with FAS No. 128 " Earnings Per Share". FAS 128 requires the presentation of both basic and diluted EPS. Due to losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share for all periods presented.

     Potential common shares in the amount of approximately 16,350,000 for the year ended December 31, 1998, 2,341,492 for the nine months ended December 31, 1997 and 2,246,916 for the year ended March 31, 1997, respectively have been excluded from the computation of diluted earnings per share as the effect of their inclusion is antidilutive. Page F-12

The exercise price of the warrants to acquire approximately 5,750,000 common shares range from $2.125 to $11.00. There is potentially substantial dilution from the convertible preferred stock if it were to be converted under current market conditions. Using the formula approximately 10,158,730 would be issued which is calculated using 90% of the five day average closing price on the date of conversion. The discounted price is assumed to be $.375.(the price per common share on March 22,1999). The Company is also required to issue an additional 4,400,000 "Fill-Up" shares in connection with the August 1998 private placement of its common stock (Note M). During February 1999, the Company registered 1,775,000 common shares in connection with the litigation settlement described in Note S. Additionally, in February 1999, 666,667 shares of the Company's common stock were issued to Samtec, Inc.

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

New Accounting Pronouncements
----------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fixed quarters of years beginning after June 1999. Management does not expect this standard to have a significant impact on the Company's operations.

In 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect this Statement to have a material impact on the Company's financial statements.

Page F-13

Stock-Based Compensation
------------------------

     The Company's employee stock option plans are accounted for using the intrinsic value method. The Company also provides disclosures of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense (Note N).

Debt Issuance Costs
-------------------

     Deferred loan costs of approximately $3,920,000 incurred in connection with debt financing (Note I) are being amortized on a straight-line basis over the life of the debt. As of December 31, 1998, the Company had $525,000 of deferred debt costs net of accumulated amortization of $3,395,000, which is included in prepaid expenses and other current assets. As of December 31, 1997, the Company had $340,513 of deferred debt costs, net of accumulated amortization of $63,487.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable, notes payable, accounts payable, and accrued compensation and employee benefits approximates fair value due to the relatively short-term maturity of these instruments.

NOTE E - RESTRICTED CASH

     Restricted cash as of December 31, 1998 was $80,000, which was held in a restricted account to serve as security for a letter of credit issued to one of the Company's landlords.

NOTE F - INVENTORY

     As discussed in Note A the Company elected to exit its System business as of November 1998. This decision, coupled with the rapid technological development in the computer industry resulted in the recognition of a write-down of substantially all of its Systems inventory of $1,178,837. The inventory as of December 31,1998 is comprised of the Company's VSPA raw materials and finished goods of $22,319 and the net realizable value of the Systems inventory of $25,000. The inventory at December 31, 1997 net of reserves of $600,000 consists of the following:

Raw Materials            $   879,756
Work in Process               14,024
Finished Goods                71,419
                         -----------
                         $   965,199
                         ===========

Page F-14

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                              Estimated     December 31, December 31,
                              Useful Lives       1998         1997
                              ------------   -----------   ----------
Office furniture and
 equipment                    3 - 10 years   $ 3,180,103   $3,311,648
Machinery and equipment        3 - 5 years     1,889,458      873,560
Trade show booth and exhibit       5 years       420,428      420,428
Motor vehicles                     5 years        54,535       54,535
Leasehold improvement              5 years        13,173      519,298
Construction in progress                         281,915      826,828
Less:  accumulated depreciation               (3,993,673)  (3,188,079)
                                             -----------   ----------
Total property and equipment, net            $ 1,845,939   $2,818,218
                                             ===========   ==========

     Depreciation expense for the year ended December 31, 1998, the nine months ended December 31, 1997, and for the year ended March 31, 1997 totaled $1,178,427, $1,061,399, and $1,595,549, respectively.

     During the years ended December 31, 1998 and March 31, 1997, the Company determined that certain long-lived assets were impaired. During the year ended December 31, 1998 the impairment occurred when the Company continued the downsizing of its operations. In the year ended March 31, 1997, the impairment was the result of various events and changes in circumstances (including efforts to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products). As a result, the Company recorded charges totaling approximately $125,000 and $2,056,000 during the years ended December 31, 1998 and March 31, 1997, respectively. The impairment recognized in 1998 was attributable to Systems sales equipment. During the 1997 period, approximately $1,040,000 related to computer equipment and software, approximately $467,000 related to demonstration and promotional equipment and approximately $520,000 related to production equipment and tooling. The Company determined the amount of the asset impairment charges using various valuation techniques.

NOTE H - SUBORDINATED CONVERTIBLE DEBENTURES

     During April 1997, the Company completed a private placement of $4.8 million of 4% subordinated convertible debentures. As of July 1997, all of such debentures had been converted into an aggregate of 1,996,822 shares of the Company's common stock. In connection with such transaction, the Company paid placement fees of $384,000 of which $192,000 was paid in cash and the balance was paid by issuing 30,918 shares of the Company's common stock. The Company also issued warrants to two parties in connection with the transaction to purchase
70,096 shares of the Company's common stock.   Warrants to purchase
42,667 shares and 27,429 shares are exercisable through April 2002 at an exercise price of

Page F-15

$6.75 and $7.00 per share, respectively. These warrants have been recorded with a value of approximately $163,000. Total deferred issuance costs, including the placement fees, and the value of the warrants were amortized as interest expense. Upon conversion of the related debentures, the pro rata portion of any unamortized deferred issuance costs was charged to additional paid-in capital.

     The value of the beneficial conversion feature related to the 1997 Subordinated Convertible Debentures of $907,317 was calculated at the date of issuance as the difference between the conversion price and the fair market value of the Company's common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The debentures were fully convertible into shares of the Company's common stock prior to June 30, 1997 and as such, a non-cash charge to interest expense and an increase to additional paid-in capital was recorded in the amount of $907,317 during the nine months ended December 31, 1997. The accounting for this transaction has no effect on total stockholders' equity.

NOTE I - NOTES PAYABLE

     During December 1997 and January 1998, the Company entered into two $1,000,000 short-term loans with Helix (PEI) Inc. ("Helix"). In connection with these loans the Company issued to Helix warrants to purchase 400,000 shares of the Company's common stock at exercise prices ranging from $4.00 to $4.50 per share. The warrants have a term of two years and were recorded as debt issuance costs at an aggregate value of approximately $872,000 which was fully amortized upon the repayment of the loans in February 1998. The loans accrued interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada on US dollar advances plus 2%. Such interest was paid when the loans were settled. The Company repaid these loans in part from the proceeds from the issuance of Preferred Stock (Note J).

     During May, June, and July 1998, Helix made additional short-term loans to the Company under three notes ("Notes") totaling $2,000,000. The Notes accrue interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada on US dollar advances plus 2% (9.4% as of December 31, 1998). Interest is payable monthly. The Notes are secured by the Company's intellectual property. In connection with issuance of these Notes, the Company issued warrants to Helix to purchase an aggregate of 450,000 shares of the Company's common stock at exercise prices ranging from $1.63 to $2.125 per share, as adjusted. The warrants have a term of two years. The total value of these warrants is approximately $932,000 and has been recognized as debt issue costs and was fully amortized as of August 1998, the original due date of the Notes.

     On August 7, 1998, Helix agreed to extend the maturity date of the Notes to February 15, 1999 in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $2.125, the fair market value on the

Page F-16

date of issuance. The Warrant has a term of two years and has been valued at $2,520,000, which has been recognized as deferred loan costs. As of December 31, 1998 the Company has amortized $1,995,000 of the loan costs. The Company did not repay the notes as of their due dates and is currently in default. The negotiations are ongoing and the ultimate outcome cannot be predicted. Should the Company be unable to re-negotiate the terms of the Notes, the Company may have to cease its operations.

     Helix and its affiliates currently hold approximately 5.7% as of March 30, 1999 of the Company's common stock. At the time the above transactions occurred James T. A. Wooder, a former director of the Company, was a Vice President of Helix's parent, Helix Investments (Canada), Inc.

NOTE J - CONVERTIBLE PREFERRED STOCK

     On February 11, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and Common Stock Purchase Warrants("Warrants") to purchase an aggregate of 150,000 shares of common stock for an aggregate purchase price of $6,000,000. The purchase price allocated to the Series A Preferred and Warrants was $5,589,000 and $411,000, respectively. The Warrants have a term of five years and an exercise price, subject to adjustment for stock splits and similar events, of $6.10 per share. The Company incurred $213,000 of issuance costs in connection with this transaction. Holders of Series A Preferred are entitled to a dividend of 5% per annum of the purchase price for the shares, payable quarterly, at the option of the Company either in cash or as an accrual to the purchase price utilized in computing the number of shares of Series A Preferred issuable upon conversion. So long as any Series A Preferred is outstanding, no dividend may be paid nor shall any distributions be made on Common Stock or other shares junior in rank to the Series A Preferred ("Junior Shares") unless all dividends for all past quarterly dividend periods have been paid or declared and a sum of cash or amount of shares sufficient for the payment thereof set apart. For the year ended December 31, 1998 $231,041 of dividends payable have been accrued and added to the purchase price in lieu of cash payment.

     The terms of the Series A Preferred which permit the conversion of the Series A Preferred at a discount to market is considered a beneficial conversation feature (the "Beneficial Conversion Feature"). The Beneficial Conversion feature at the date of issuance of the Series A Preferred was recognized as a dividend to the holders of the Series A Preferred. Based upon the terms of the preferred stock agreement and the market value of the Company's common stock, on the date of issue, the Company valued the undiscounted Beneficial
Conversion Feature of the Series A Preferred at approximately $511,000 and recorded the amortization of the Beneficial Conversion Feature of the same amount during the year ended December 31, 1998, as part of preferred stock dividends. The beneficial dividend does not effect the number Series A Preferred shares outstanding or the number of Page F-17 common shares issuable upon conversion of the Series A Preferred or require any additional payments or compensation to the holders of the Series A Preferred.

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Preferred are entitled to receive in cash from assets of the Company, before any amount shall be paid to holders of Junior Shares, an amount per share of Series A preferred equal to the sum of (i) the purchase price for such share and (ii) any accrued but unpaid dividends thereon. If the amounts available for distribution are insufficient to pay the full amount due to holders of Series A Preferred, and shares of other classes or series of preferred stock of the Company that are of equal rank to the Series A Preferred then each holder of Series A Preferred stock and such other shares shall receive a percentage of amounts available for distribution ratably in proportion to the respective amounts of such assets to which they would otherwise be entitled.

     Holders of the Series A Preferred have no voting rights except as required by law or as specified in the Articles of amendment, the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred is required for (I) any amendment to the Company's Articles of Incorporation which would alter the rights and preferences of the Series A preferred or otherwise impair the rights of the holders of Series A Preferred relative to the holders of the Common Stock or the holders of any other class of capital stock or (ii) any issuance of more than 1000 shares of Series A Preferred. In addition, without the prior written approval of the holders of 66 2/3% of the Series A preferred shares, the Company shall not (1) consolidate or merge with another corporation or other entity or person, whereby the shareholders of the Company own in the aggregate less than 50% of the ultimate parent or surviving entity,
(2) transfer all or substantially all of the Company's assets to another corporation or other entity or person or (3) fix a record date for the declaration of a distribution or dividend, whether payable in cash, securities or assets (other than shares of common stock).

     Shares of Series A Preferred are convertible into shares of Common Stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $3.50 subject to adjustment in the event of certain dilutive issuance's of securities by the Company or for stock splits or similar events("the Fixed Conversion Price") or (ii) a percentage of the average closing bid price of the Common Stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred. All outstanding Series A Preferred will automatically convert into Common Stock at the then applicable conversion price, on the fifth anniversary of issuance. In addition, the Company has the right to require that all unconverted shares of Series A Preferred be converted at any time if the closing bid price of Common Stock is Page F-18 equal to or greater than $12.00 per share for a period of twenty consecutive trading days. For the year ended December 31,1998 180 shares of Series A Preferred were converted into an aggregate
2,234,363 shares of the Company's common stock.

     The terms of the Series A Preferred, provide that upon the occurrence of certain "Triggering Events" as defined by the agreement including suspension of sales under the Registration Statement, Failure of the Common Stock to be listed, or the suspension of trading in the Company's common stock, on Nasdaq National or Nasdaq Small Cap Market, or failure of the Company to convert shares of Series A Preferred as required, the Company is required to pay the holders $100,000 on the first day of each month until the Triggering Events have been remedied. A Triggering Event occurred on December 16, 1998 when the Company's stock was delisted from the Nasdaq National Market. This event has not been remedied and the Company has recognized a $50,000 penalty in the Statement of Operations for the year ended December 31, 1998. The Company commenced and continues to re-negotiate with the Series A Preferred stock holders to modify the terms of the Agreement. The outcome of such negotiations is not known. Should the Company be unable to re-negotiate the terms of the Agreement along with the re-negotiations discussed in Notes I and M individually or together they could have a substantial detrimental effect on the ability of the Company to continue its operations.

NOTE K - SETTLEMENT WITH CONTRACT MANUFACTURER

     The agreement between the Company and a third-party for the manufacture and assembly of the Company's computer systems expired in September 1996. A dispute arose regarding liability for certain inventory allegedly purchased on behalf of the Company. During February 1998, the Company settled this dispute by purchasing inventory from the contract manufacturer for $520,000.

NOTE L - OTHER CURRENT LIABILITIES

     The components of other current liabilities are as follows:

                                       December 31,       December 31,
                                          1998              1997
                                       ----------        ----------
Sarubbi Settlement liability (Note S)  $  760,000        $     -
Provision for warranties                  200,000           200,000
Accrual for lease costs                      -              176,867
Accrual for professional fees             152,682              -
Other                                     243,387           587,719
                                       ----------        ----------
                                       $1,356,069        $  964,586
                                       ==========        ==========

Page F-19

NOTE M - COMMON STOCK

     In August 1998, the Company completed the sale of 2,254,602 shares of its Common Stock in a private placement to accredited investors with gross proceeds of approximately $3,675,000 (the "Private Placement"). Costs related to the Private Placement were
approximately $191,000.   In addition to the shares of Common Stock
purchased by each investor in the Private Placement, such investor received a warrant (the "Private Placement Warrants") to purchase an equal number of shares of Common Stock (the "Private Placement Warrant Shares"), subject to adjustment for stock splits and similar events, at an exercise price of $2.55 per share. Upon the exercise of the Private Placement Warrants, an investor may elect to receive a reduced number of shares of Common Stock in lieu of tendering the warrant exercise price in cash. The Private Placement Warrants have a term of five years expiring August 13, 2003.

     Under the terms of the Securities Purchase Agreement relating to the Private Placement, if on either the six-month or the one-year anniversary of the date of closing of the Private Placement (each "Anniversary Date"), the average closing bid price of the Common Stock for the twenty-trading day period ending on the trading day immediately prior to the applicable Anniversary Date (the "Anniversary Price") is less than the Closing Price ($2.0375), or the prior Anniversary Price in the event the six-month Anniversary Price is less than the Closing Price, respectively, the Company is required to issue a number of shares of Common Stock within ten days after the Anniversary Date equal to the product of (i) (x) the difference between the Closing Price (or if the measurement date is the one-year Anniversary Date, the six-month Anniversary Price if the six-month Anniversary Price is less than the Closing Price) and the applicable Anniversary Price, multiplied by .85, multiplied by (y) the number of shares of Common Stock purchased by the investors in the Private Placement and not sold or assigned to non-affiliated third parties, divided by (ii) (x) the applicable Anniversary Price multiplied by (y)
 .85. The shares issuable pursuant to this formula are referred to as the "Fill-Up Shares".

     In the event (i) the Common Stock is delisted or suspended from trading on NASDAQ, (ii) the Fill-Up Shares or the Private Placement Warrant Shares are not issuable or are not listed with NASDAQ. Or
(iii) the Company fails to issue Fill-Up Shares as required, then the Company shall pay to the initial investors $100,000 for each full 30-day period that the condition continues. The Company's common stock was delisted from NASDAQ on December 16, 1998 and as a result the Company has recognized liquidating damages of $50,000 in the Statement of Operations for the year ended December 31, 1998. The Company continues to incur the liquidated damages.

     The Company has filed a Registration Statement with respect to the shares of Common Stock issuable in the Private Placement. Such registration statement has not yet been declared effective. As a result of the non-effectiveness the Company could be liable for penalties of up to $36,000 until the Registration Statement is declared effective.
Page F-20

     In January 1999 the Company sold 666,667 shares of its common stock without registration rights to Samtec, Inc. ("Samtec") for $500,000. Simultaneous with this transaction the Company and Samtec, entered into a license agreement for the Company's VSPA semiconductor technology for $500,000. Under the terms of the agreement the Company is entitled to a royalty related to each VSPA sale for a term that continues until the expiration of the last to expire of the patents covered by the agreement. The license granted to Samtec is non-exclusive.

NOTE N - EMPLOYEE BENEFIT PLANS

Stock Incentive Plans
---------------------

     The Company maintains three stock option plans as follows: 1993 Performance Incentive Plan ("1993 Plan"), Non-Employee Director Stock Option Plan ("Director Plan"), and the 1995 Employee Stock Incentive Plan ("1995 Plan"). Under the 1993 Plan and the 1995 Plan both incentive options and non-qualified options may be granted. In addition, stock appreciation rights and restricted stock may also be granted under the Plans; however, no stock appreciation rights or restricted stock have been granted to date.

     The exercise price for incentive options under the 1993 Plan, the 1995 Plan and non-qualified options under the Director Plan is the fair market value of the Company's common stock as of the date of grant. Each stock option expires ten years from the grant date under the 1993 Plan and the 1995 Plan, and five years under the Director Plan.

     Options granted pursuant to the 1993 Plan cannot be exercised prior to the expiration of six months from the date of grant while vesting of options granted under the 1995 Plan is determined at the
discretion of the Company's Stock Option Committee.   Options granted
under the Director Plan vest 25% annually beginning on the first anniversary of the grant date.

     The maximum number of shares of common stock with respect to which options may be granted under the 1993 Plan is 5% of the outstanding shares, not to exceed 1,000,000 shares. Under the 1995 Plan and the Director Plan, options to purchase up to 500,000 and 50,000 shares may be granted, respectively. As of December 31, 1998, there were 558,554; 468,800, and 10,000 shares available for grant under the 1993 Plan, the 1995 Plan and the Director Plan, respectively.

     In 1998, the Company issued options to outside consultants to purchase up to 625,000 of the Company's common stock. The options were issued with an exercise price that was equal to the market price on the date of the grants. The total fair value of the options, as determined by FAS 123, was 384,500 which is to be amortized over the vesting period of the options. In 1998, the total expense associated with nonemployee stock options total 298,130. The weighted average fair value of options granted in 1998 was $.62.
Page F-21

     A summary of the Company's stock option activity and related information is presented below:

                         Year Ended            Nine Months Ended
                         December 31,             December 31,
                            1998                     1997
                   -----------------------   -------------------------
                                 Weighted -                 Weighted -
                                 Average                    Average
                                 Exercise                   Exercise
                    Shares       Price        Shares        Price
                   --------      -----       --------       -----
Outstanding,
beginning of year   654,450      $7.45        586,900       $8.83
Granted             568,500      $2.26        266,500       $5.13
Exercised            (3,000)     $4.08           (100)      $4.75
Forfeited          (404,050)     $7.00       (198,850)      $8.40
                   --------      -----       --------       -----
Outstanding at
end of year         815,900      $4.32        654,450       $7.45
                    =======      =====       ========       =====
Exercisable at
end of year         257,350                   221,700
                    =======                  ========

     Had compensation expense for the Company's stock option plans been determined based on the fair value of the underlying common stock at the grant dates, consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net loss and net loss per share would have been as follows:

                                        Nine Months
                         Year Ended        Ended     Year Ended
                         December 31,  December 31,   March 31,
                            1998           1997         1997
                        ------------   -----------  ------------
Net loss:
  As reported           $(18,216,582)  $(8,949,652) $(20,874,101)
  Pro forma             $(18,480,641)  $(9,323,415) $(21,315,572)
Basic and diluted loss
 per share:
  As reported           $      (1.33)  $      (.78) $      (2.15)
  Pro forma             $      (1.35)  $      (.81) $      (2.19)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1998, nine months ended December 31, 1997 and year ended March 31, 1997, respectively. Risk-free interest rates of 5.5%, 6.2% and 6.3%;
dividend yields of 0% in all periods; volatility factors of the expected market price of the Company's common stock ranging from 107% to 119%, 97% and 98% and a weighted-average expected life of the option of 4 years.
     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing Page F-22 models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following tables summarize information about outstanding and exercisable stock options as of December 31, 1998:

                    Options Outstanding        Options Exercisable
              -------------------------------  -------------------
                        Weighted -
                        Average      Weighted-            Weighted-
                        Remaining    Average              Average
Exercise                Contractual  Exercise             Exercise
Prices         Shares   Life (years) Price      Shares    Price
-----------   -------   -----------  --------  -------    ---------
$.78          375,000    9.5 years   $  .78       -      $  -
$2.75-$3.81    20,500   6.26 years   $ 3.57      6,500   $ 3.28
$4.25-$6.13   301,650   8.53 years   $ 5.20    168,350   $ 5.32
$7.75-$8.50    82,250   6.60 years   $ 7.92     53,000   $ 7.87
$12.50-$14.25  16,000   6.00 years   $13.10     14,000   $13.15
$28.25-$44.25  20,000   6.40 years   $36.62     15,500   $31.63
               -------   ----         -----    -------    -----
              815,900   8.62 years   $ 4.32    257,350   $ 7.80

Employee Savings Plan
---------------------

     The Company has a defined contribution retirement plan ("Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligibility for participation commences six months from the date of hire. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit or 15% of pretax earnings. Through September 30, 1996, the Company matched 75% of employee contributions, up to a maximum of 6% of the employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Beginning April 1, 1997, employees were given the choice to invest their contributions in common stock of the Company. Employer contributions vest over five years. The Company's matching contributions to the Savings Plan amounted to approximately $73,000 for the year ended March 31, 1997. The employer matching contribution was discontinued as of October 1, 1996.

Page F-23

NOTE O - COMMON STOCK WARRANTS

     For the year ended December 31, 1998, the Company entered into various consulting agreements. Under these agreements, the Company issued 625,000 warrants ranging in price from $.219 to $2.51 per share. The issuance of these warrants have been recorded based on the fair market value of the warrants issued. The Company has determined that the value of these warrants to be $384,500 which was recorded as S,G&A expense in the statement of operations for the year ended December 31,1998.

     During the nine months ended December 1997, the Company issued warrants to purchase 270,096 shares of the Company's common stock. These warrants were recorded at a value of approximately $567,000.

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

NOTE P - REVENUE

LG Cable & Machinery Ltd.
-------------------------

     In October 1996, the Company and Stanford W. Crane, Jr., the Company's Chief Executive Officer and founder, entered into a licensing agreement with LG Cable & Machinery Ltd. ("LG") with respect to the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company whereby LG was granted a license, for a term of ten years or until the expiration of the last to expire of the patents covered by the agreement, whichever is later. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. In connection with this agreement, the Company's portion of the license fee ($500,000) was immediately vested upon signing the agreement and is payable as follows: $100,000 within 15 days after execution of the agreement and $100,000 on each of the first four anniversaries of the agreement. Licensing fee revenue of $100,000 was recorded during the year ended December 31,1998, the nine months ended December 31, 1997 and the year ended March 31, 1997 Page F-24 representing the first three payments received. The remaining $200,000 will be recognized as payments are received. In addition, the Company is entitled to receive royalties on sales of the Compass Connector products by LG or its affiliates. No royalties have been received under the agreement as of December 31, 1998.

     In July 1997, the Company entered into another licensing agreement with LG Cable whereby LG Cable was granted a license with respect to a semiconductor package product owned by the Company, for a term that continues until the expiration of the last to expire of the patents covered by the agreement. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. In connection with this agreement, the Company was entitled to a non-refundable license fee of $250,000 that became immediately vested upon signing the agreement and has been recorded as revenue during the nine months ended December 31, 1997. In addition, the Company is entitled to receive royalties on sales of the semiconductor package products by LG Cable or its affiliates. No royalties have been received under the agreement as of December 31, 1998.

Defense Advanced Research Projects Agency
-----------------------------------------

     In October 1996, the Company entered into a cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) to develop the Company's VSPA electronic package whereby the government contributed approximately $1.8 million to the project over a period of 18 months. The agreement, as amended, required the Company to match the $1.8 million with $2.7 million of development costs associated with the project. The project was successfully completed in April 1998.

     Revenue was recognized over the term of the cooperative development agreement based on the achievement of stated milestones. For the year ended December 31,1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, the Company recognized revenue related to the agreement of approximately $135,000, $973,000 and $684,000, respectively. Costs associated with the cooperative agreement have not been separately disclosed on the face of the Statement of Operations as such costs would have been incurred by the Company regardless of the agreement. Of the $2.1 million and $1.2 million of expenses incurred during the nine months ended December 31, 1997 and year ended March 31, 1997, approximately $1,032,000 and $610,000 are reflected in research and development and the balance is included in selling, general and administrative expenses in the Statement of Operations, respectively.

Other Revenue
-------------

     During fiscal 1997, the Company agreed to sell certain products to a software developer in a non-cash exchange for certain products and services. During the year ended March 31, 1997, the following products and services were received from the software developer: Page F-25 licenses to use the developer's software for internal purposes valued at approximately $326,000 (recorded in property and equipment); consulting and training services valued at $100,000 (recorded in research and development expenses); and services associated with the certification of the Company's 4s server to use the software developer's CAD program and porting the software onto the 4s product. These services were valued at approximately $570,000 and are reflected equally between research and development expense and selling, general and administrative expenses for the year ended March 31, 1997.

     Revenues of approximately $923,000 were recorded during the year ended March 31, 1997 as a result of this transaction. During the nine months ended December 31, 1997, the Company shipped additional computer systems to the software developer and recognized $37,000 of revenue associated with this agreement.

     Sales of computer systems to one customer accounted for 14% of total revenue for the nine months ended December 31, 1997. No individual customers accounted for more than 10% of total revenue for the year ended December 31, 1998 and fiscal 1997.

NOTE Q - RELATED PARTY TRANSACTIONS

     In January 1996, Mr. Crane entered into a license agreement ("the Crane/Panda License") with the Company with respect to the Compass Connector which supersedes the prior agreements between Mr. Crane and the Company with respect thereto. Pursuant to the Crane/Panda License, the Company continues to have the right, on a nonexclusive and royalty-free basis, to use and/or sell the Compass Connector as a component in its computers or other higher level assemblies or systems. The Company may also sublicense the Compass Connector technology as part of a license of the Company's proprietary technology provided that any royalty attributable to such sublicense is to be shared by the Company and Mr. Crane.

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

     In August 1997, the Company hired Melissa Crane, wife of Stanford
W. Crane, Jr., as Director of Strategic Business at an annual salary of $100,000 per year. In September 1997, Ms. Crane was granted an Page F-26 option to purchase 50,000 shares of Common Stock of the Company at an exercise price of $6.13 per share. Such options expire on September 19, 2007. Options to purchase 10,000 of these shares of Common Stock are exercisable six months from the date of grant and the remainder become exercisable in equal annual installments on the first, second, third and fourth anniversaries of grant. In October 1997, the Board of Directors approved the payment of a bonus of $25,000 to Ms. Crane in connection with the achievement of certain marketing objectives.
In November 1997, the Board of Directors elected Ms. Crane Vice President of Strategic Business and authorized an increase in her annual salary to $125,000 per year. In October 1998, the Board of Directors appointed Ms. Crane as the acting Chief Financial Officer.

NOTE R - INCOME TAXES

     As a result of tax losses incurred by the Company, no current tax provision has been recorded for the year ended December 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997.

     Deferred tax assets and deferred tax liabilities reflect the tax effect of net operating loss carryforwards and differences between financial statement carrying amounts and tax bases of assets and liabilities as follows:

                                                         Nine Months
                                             Year Ended     Ended
                                            December 31,  December 31,
                                               1998          1997
                                           ------------  -----------
Deferred tax assets:
   Net operating loss carryforwards        $ 34,767,000  $28,504,000
   Research and development credits           1,221,000      990,000
   Write down of property and equipment         523,000      475,000
   Inventory reserve                            687,000      367,000
   Allowance for doubtful accounts              114,000        4,000
   Other                                        125,000      125,000
                                           ------------  -----------
      Gross deferred tax asset               37,437,000   30,465,000

      Deferred tax asset valuation
       allowance                            (37,085,000) (30,113,000)
                                           ------------  -----------
      Net deferred tax asset               $    352,000  $   352,000
                                           ============  ===========
Deferred tax liabilities:
   Tax depreciation and amortization
     in excess of book                     $   (248,000) $  (248,000)
   Other                                       (104,000)    (104,000)
                                           ------------  -----------
       Deferred tax liability              $   (352,000) $  (352,000)
                                           ============  ===========
       Net deferred taxes                  $       -     $      -
                                           ============  ===========

     A valuation allowance reducing the asset recognized must be recorded if it is determined that it is more likely than not that the asset will not be realized. Because of the uncertainty surrounding realizability of future benefits due to cumulative losses, a valuation allowance in the full amount of the net deferred tax asset has been provided for financial reporting purposes.

     At December 31, 1998, the Company has available approximately $90.1 million in net operating loss ("NOL") carryforwards available to offset future taxable income, if any, for federal and state income tax purposes. If unutilized, these NOL carryforwards will expire at various times beginning in the year 2009.

     At December 31, 1998, unused credit carryforwards for increasing research activities of approximately $1,221,000 are also available. The credit carryovers will expire at various times beginning in the year 2010.

     Due to the change of control effected by the initial public offering of the Company's common stock on May 24, 1994, as well as certain stock offerings, exercise of stock options, warrants, and conversion of preferred stock into common stock, the amount of future taxable income that can be offset by the Company's net operating losses incurred prior to the dates of the stock offerings, as well as the amount of tax liability that can be offset by research and development credit, may be limited.

NOTE S - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

     The Company leases various facilities and equipment under noncancelable operating lease arrangements which expire at various dates through year 2003. Rent expense under all operating leases was approximately $831,500, $641,000, and $1,035,000 for the year ended December 31, 1998, the nine months ended December 31, 1997 and for the year ended March 31, 1997, respectively.

     Minimum future rental payments under non-cancelable operating leases with remaining lease terms in excess of one year are as follows:

                  December 31,

                     1999        $  483,254
                     2000           439,024
                     2001           447,348
                     2002           460,880
                     2003           295,564
                                 ----------
        Total minimum future
          rental payments        $2,126,070
                                 ==========

     During the year ended March 31, 1997, the Company entered into certain agreements with its landlord related to its primary facility whereby the Company was released from portions of the leased space.
As consideration for the release, the Company agreed to make certain lump-sum payments to the landlord and agreed to make additional payments for the unused space. As a result, a charge of approximately $480,000 was recognized and is included under the caption, selling, general and administrative expenses in the Statement of Operations for the year ended March 31, 1997. In 1998, The Company was released from the lease of its prior corporate headquarters as well as the facility in Hayward California.

Year 2000
---------

     The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If the Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

Employment Agreements
---------------------

     Under the terms of an employment agreement with Mr. Crane entered into in November 1993, he serves as the Senior Vice President, Product Design and Development, and at the discretion of the Board of Directors, as the Chairman of the Board and the Company's President and Chief Executive Officer. Mr. Crane's agreement has a base annual salary with salary increases and bonuses available to him based on the attainment of specified objectives established at the discretion of the Company's Board of Directors. The term of the agreement extends to January 1999. As of April 14, 1999 the contract had not been renewed. For the years ended December 31,1997 and December 31,1998, Mr. Crane s salary was $150,000 in each year.

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

Commitments
-----------

     During the year ended December 31, 1998, the Company issued significant purchase orders to three suppliers to provide materials for the production of the Company's VSPA semiconductor package. The aggregate commitment under these purchase orders is approximately $1.1 million as of December 31, 1998.

Litigation
----------

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

     On December 11, 1998, the Company and Joseph Sarubbi, (a former director of the Company) entered into a settlement agreement related to litigation in which Sarubbi had obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement Agreement, the Company paid Sarubbi total consideration worth $1,000,000 of which $240,000 was paid in cash in December 1998 and the remaining $760,000 was paid via the issuance of 1,775,000 shares of the Company's common stock. Under the Settlement Agreement the common stock was registered in a registration statement filed in February 1999. The Company recorded a $1,000,000 charge to selling general and administrative expenses in December 1998. In the event that the 1,775,000 shares does not generate sufficient precedes, the Company would have the option to pay the difference in cash or additional shares of common stock.

     On October 16, 1998 a complaint was filed against the Company in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L.C. The complaint alleges breach of contract by the Company for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that the Company is to proceed with the financing transaction. The outcome of this matter is both undeterminable and immeasurable. Even if the Company is successful in defending itself in this litigation, of which there is no assurance, the diversion of critical resources involved in defending and settling these actions could have a substantial material adverse effect on the Company.

NOTE T - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

In 1998, the Company adopted SFAS No. 131., "Disclosures about Segments of an Enterprise and Related Information", which changed the way Company s have reported information about operating segments.
With the Company's decision to discontinue all aspects of the Systems business, the Company has one single reporting segment. The Company markets and sells its Technologies directly to end users. The Company's revenues are primarily derived from customers located in the United States and all of the Company's long lived assets are located in the United States.

NOTE U - SUBSEQUENT EVENTS

On December 15, 1998, the Company reduced the exercise price of certain common stock purchase warrants if the warrant holders accelerate the expiration date of their warrants from July 11, 2001 to January 5, 1999. The exercise price was reduced from $11.00 to $0.75 per share. In January 1999, warrants representing 553,333 shares were exercised at this reduced price, and the Company received net proceeds of $415,000 upon such exercise.

On April 14, 1999, the Company received a Notice of Default on the Settlement Agreement between Joseph A. Sarubbi and The Panda Project, Inc. dated December 11, 1998. Mr. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the settlement agreement. The Company believes that it is in full compliance with the agreement and that no breach exists. In the event that the 1,775,000 shares does not generate sufficient proceeds in accordance with the Settlement Agreement, the Company would have the option to pay the difference in cash or additional shares of common stock.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                Additions
                                           ---------------------
                            Balance at     Charged to    Charged                     Balance at
                            Beginning      Costs and     to Other                    End of
                            Of Period      Expenses      Accounts      Deductions    Period
Year ended
 March 31, 1997
  Allowance for
   doubtful accounts        $  171,943    $   236,303    $      -      $ (297,284)(1)$   110,962
                            ===========   ===========    ==========    ==========    ===========
  Inventory obsolescence
   reserve                  $  128,412    $ 1,030,335    $      -      $ (908,747)(2)$   250,000
                            ===========   ===========    ==========    ==========    ===========
  Deferred tax asset
   Valuation allowance      $12,849,000   $13,537,000    $      -      $     -       $26,386,000
                            ===========   ===========    ==========    ==========    ===========
Nine months ended
 December 31, 1987
  Allowance for
   doubtful accounts        $   110,962  $    60,911    $      -      $ (161,867)   $    10,006
                            ===========  ===========    ==========    ==========    ===========
  Inventory obsolescence
   reserve                  $   250,000  $   350,000    $      -      $     -       $   600,000
                            ===========  ===========    ==========    ==========    ===========
  Deferred tax asset
   Valuation allowance      $26,386,000  $ 3,727,000    $      -      $     -       $30,113,000
                            ===========  ===========    ==========    ==========    ===========
Year ended
 December 31, 1998
  Allowance for
   doubtful accounts        $    10,006    $  285,286   $      -      $     -       $   295,292
                            ===========    ==========   ==========    ==========    ===========
  Inventory obsolescence
   reserve                  $   600,000    $1,178,837   $      -      $     -       $ 1,778,837
                            ===========    ==========    ==========    ==========    ===========

  Deferred tax asset
   Valuation allowance      $30,113,000    $7,692,000    $     -       $     -       $37,085,000
                            ===========    ==========    ==========    ==========    ===========
(1) Write off of bad debts.
(2) Primarily relates to the revaluation of specific inventory items to net realizable value.



       Report of Independent Certified Public Accountants on Financial Statement Schedule

To the Board of Directors of
The Panda Project, Inc.

Our audits of the financial statements referred to in our report dated March 10, 1998, appearing on page F-3 of this Form 10-K of The Panda Project, Inc. also included an audit of the information contained in the Financial Statement Schedule appearing on page F-30 of this Form 10-K for the nine month period ended December 31, 1997 and the year ended March 31, 1997. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein for the nine months ended December 31, 1997 and the year ended March 31, 1997 when read in conjunction with the related financial statements. We have not audited the financial statements of The Panda Project, Inc. for any period subsequent to December 31, 1997.


PricewaterhouseCoopers  LLP
Fort Lauderdale





March 10, 1998