Form 10-K/A
period 1998-12-31
PANDA PROJECT INC
filed 1999-04-30
CIK 917736

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


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Federal securities laws require the Company's directors, certain of tits officers, and person owning beneficially more than ten percent of the Company's Common Stock to file reports of initial ownership and is required to disclose into this Proxy Statement any failure of the foregoing persons to file timely into this Form 10K any failure of the foregoing persons to file timely those reports during its fiscal year ended December 31, 1998. To the best of the Company's knowledge, they solely upon a review of copies of reports furnished to it and written representations that no other reports were required to report, and greater that then percent beneficial owners made all such filing timely, except that Mr. Ahearn and Helix PEI filed their respective Form 4's late on one occasion.

ITEM 11. EXECUTIVE COMPENSATION

    COMPENSATION OF EXECUTIVE OFFICERS

     Summary Compensation. The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during the fiscal year ended December 31, 1998 with respect to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers as of December 31, 1998 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE
                      -----------------------------------

                                           Annual           Long-Term
                        Fiscal            Compensation      Compensation    All Other
Name and Principal      Period       Salary          Bonus   Options (#)   Compensation
------------------      ------      -----------------------  -----------   ------------
Position
--------
Stanford W. Crane, Jr.
  President, Chief        1998      $150,000           -           -         $9,600<F2>
  Executive Officer and   1997       150,000            100<F1>    -          7,613<F9>
  Chairman of the         1996       150,000           -           -          2,344<F8>
  Board

William E. Ahearn
  Vice President and      1998       96,666<F5>        -           -          6,000<F2>
  Chief Scientist         1997      143,752          50,100<F11> 70,000       4,800<F2>
                          1996        8,814            -           -           -

C. Daryl Hollis
  Executive Vice          1998       78,125<F6>        -           -          6,000<F2>
  President, Secretary    1997       93,754          25,100<F10> 70,000       4,800<F2>
  Treasurer and Chief     1996         -               -           -           -
  Financial Officer

Melissa F. Crane
  Vice President of       1998      125,000          25,000<F3>    -          5,035<F4>
  Strategic Business      1997       66,935<F12>       -           -

Roy Lee
Vice President            1998      125,000            -           -          3,150<F2>
Engineering               1997

Kevin J. Calhoun          1998       85,000<F7>        -           -          1,600<F2>
Controller                1997      110,000            -           -         17,783<F13>

<F1>  Holiday bonus

<F2>  Car allowance.

<F3>  $25,000 bonus paid to Ms. Crane in connection with achieving certain performance objectives.

<F4>  $5,035 commission paid to Ms. Crane in connection with achieving certain performance objectives and car allowance.

<F5>  Mr. Ahearn s salary is prorated as he resigned on October 30, 1998.

<F6>  Mr. Hollis  salary is prorated as he resigned on August 14, 1998.

<F7>  Mr. Calhoun s salary is prorated as he resigned on September 30, 1998.

<F8>  Mr. Crane's Company contribution to 401(k) Plan.

<F9>  Consists of car allowance of $4,800 and Company contribution to 401(k) Plan.

<F10> $25,000 paid to Mr. Hollis in connection to achieving certain performance objectives and a
$100 holiday bonus.

<F11> $50,000 bonus was paid to Mr. Ahearn in connection with achieving certain objectives and a
$100 holiday bonus.

<F12> Ms. Crane's salary is prorated due to hire date of August 1997.

<F13> Mr. Calhoun was paid a bonus of $17,783 in connection with achieving certain objectives.

                            STOCK OPTION GRANTS IN LAST FISCAL YEAR

     Option Grants.  The following table summarizes option grants during the fiscal year ended
December 31, 1998 to the Named Executive Officers:

                                                                           Potential
                                                                           Realizable
                                    Percent                             Value at Assumed
                                    of Total                             Annual Rates of
                                    Options                               Stock Price
                         Options   Granted to   Exercise               Appreciation for
                         Granted   Employees     Price      Expiration  Option Term <F2>
Name                     (#)<F3>   In Period   ($/Share)<F1>   Date      5%($)    10%($)
----                      ------   ---------   ------------    ----     -------  --------
Stanford W.
  Crane, Jr.               -           -            -           -           -         -

William E. Ahearn         5,000        *           5.25        01/29/08     -         -

Daryl Hollis              5,000        *           5.25        01/29/08     -         -


Melissa F. Crane         35,000        4.5%        5.25        01/29/08     -         -

Roy Lee                   5,000        *           5.25        01/29/08     -         -
                         50,000        6.45%       0.78        10/29/08   24,527    62,155

Kevin J. Calhoun          2,500        *           5.25        01/29/08     -         -

* represents less than 1%.

<F1> Equals fair market value of Common Stock on the date of grant.

<F2> Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term.  These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date of grant to their expiration date.  Actual gains, if any, on stock option exercises will depend upon the future performance of the Common Stock and the date on which the options are exercised.
     The stock options issued at $5.25 would not be in the money under circumstances stated
     above.

<F3> Options to purchase 20% of shares of Common Stock are exercisable six months from the date of grant; the remainder become exercisable in equal annual installments on the first, second, third and fourth anniversaries of grant.


     Option Exercises and Year-End Values.  None of the Named
Executive Officers exercised any stock options during the twelve month period for the year ended December 31, 1998. The following table summarizes the value of options held by such persons as of December 31, 1998:

                              YEAR-END OPTION VALUES

                    Number of Unexercised         Value of Unexercised
                 Options at December 31, 1998     In-the-Money Options
                         Year-End (#)           December 31, 1998 ($) (1)
Name            Exercisable     Unexercisable  Exercisable  Unexercisable
----            -----------     -------------  -----------  -------------
Stanford W.
 Crane, Jr.          -              -              -               -
William E.
  Ahearn (2)         -              -              -               -
C. Daryl
  Hollis (2)         -              -              -               -
Melissa F. Crane   34,000         51,000           -               -
Roy Lee            45,000         80,000           -               -
Kevin Calhoun (2)    -              -              -               -
------------------
(1)  As of December 31, 1998, the closing sale price of the Company's Common Stock was $.4688 per share.

(2)  Mr. Hollis  and Mr. Ahearn s options expired in November 15,1998 and January 30, 1999 respectively.  Mr. Calhoun s options expired December 30,1998.

ITEM 12.  CERTAIN OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The table below is based on information obtained from the persons named below with respect to the shares of Common Stock beneficially owned, as of April 15, 1999 (except as noted below), by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each executive officer included in the Summary Compensation Table and (iii) all executive officers and directors of the Company as a group.

                                      Amount and
                                      Nature of       Percentage
                                      Beneficial     of Outstanding
Name and Address of Beneficial Owner  Ownership(1)    Shares Owned(2)
------------------------------------  ------------    ---------------

Stanford W. Crane, Jr. (3)...........        6,860              *

William E. Ahearn ...................            0              *

C. Daryl Hollis .....................        1,000              *

Melissa F. Crane (4).................       41,000              *

Philippi Investments Ltd.
  99 Yorkville Avenue
  Suite 210
  Toronto, Ontario M5R 3K5 (5).......    4,172,448            19.7%

Claud L. Gingrich (6)................        3,000              *

Rao R. Tummala (7)...................        3,000              *

Joseph A. Sarubbi (8)................      1,775,000           8.4%

All executive officers and directors
as a group (8 persons) (9)...........
-----------------
* Less than 1%.

(1) The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after January 15, 1998 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

     (2) The number of shares deemed outstanding includes 21,154,910 shares outstanding as of April 15, 1998 plus any shares subject to options held by the person in question that are currently exercisable within 60 days after April 15, 1998.

(3) Includes 6,860 shares held by Mr. Crane jointly with his wife, of which 1,000 shares are issuable upon exercise of a warrant.

(4) Includes 6,860 shares held by Ms. Crane jointly with her husband, of which 1,000 shares are issuable upon exercise of a warrant.

(5) Includes 1,268,100 shares deemed to be beneficially owned by Philippi Investments Ltd. Helix Investments (Canada) Inc. is the sole shareholder of Helix (PEI) Inc., which is the sole shareholder of Philippi Investments Ltd. Additionally Helix has 2,950,000 shares issuable upon exercise of outstanding warrants. Warrants to purchase 54,348 of such shares at an exercise price of $40.00 per share expire in July, 1999. The remainder of the warrants are exercisable at prices ranging from $1.63 to $2.125 per share.

(6) Includes 3,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days after March 15, 1998.

(7) Includes 3,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days after March 15, 1998.
Excludes 330 shares held by family members of Mr. Tummala, as to which he disclaims beneficial ownership.

(8) Includes 1,775,000 shares issued pursuant to the Settlement Agreement. See Legal Proceedings

          1.        See footnotes (3) through (8) above.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Upon the formation of the Company in April 1992, the Company issued 2,283,000 shares of Common Stock to Mr. Crane in connection with Mr. Crane's agreement to assign and license to the Company certain technology and products. Such license agreement (the "Crane-Panda License") was amended in January 1996.

     Under the Crane-Panda License, Mr. Crane has granted the Company the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of the Company's Archistrat Computers and the development and commercialization of the Compass PGA product. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below. Under the Crane-Panda License, the Company is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Archistrat Computers or other computer system or assembly. The Company may grant sublicenses under the Crane-Panda License, but only for the use of products as incorporated in the Archistrat Computers or other computer system or assembly. To date, there have been no sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License. The Crane-Panda License obligates the Company to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that the Company becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. The Company is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would have a material adverse effect on the Company. There can be no assurance that conflicts of interest will not arise with respect to the Crane-Panda License or that such conflicts will be resolved in a manner favorable to the Company. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

     In September 1992, Mr. Crane granted an exclusive license (the "3M License") to Minnesota Mining and Manufacturing Co. ("3M") to develop, manufacture, use and sell the Compass Connector other than as part of a computer system. In February 1996, Mr. Crane and 3M agreed to convert the 3M License to a nonexclusive license. Pursuant to the 3M License, Mr. Crane is entitled to receive from 3M, in general, a 5% royalty (decreasing to 2.5% after five years, and to 2% after ten years) on net sales of the Compass Connector (including sales to the Company). The 3M License provides in certain circumstances for the payment of a royalty to Mr. Crane. As of April 20, 1998, Mr. Crane had received no such payments.

     In October 1993, the Company settled litigation with Jack R. Moore and Gary Marvel, former officers and promoters of the Company. In connection with the settlement, the former officers, or their designees, received 197,860 shares of the Company's Common Stock which were being held by an escrow agent (the "Escrowed Shares") subject to the Company's or its assignee's right to repurchase them. In February 1994, the Company's rights to purchase the Escrowed Shares were assigned to Mr. Crane in connection with his employment agreement. In March 1996, Mr. Crane purchased the Escrowed Shares for an aggregate purchase price of $312,000.

     In July 1996, Mr. Crane purchased 1,000 shares of Common Stock from the Company at a purchase price of $9.00 per share in connection with a private placement financing and warrants to purchase 1,000 shares of Common Stock in connection with such purchase having a term of five years and an exercise price of $11.00 per share.

     In October 1996, the Company and Mr. Crane entered into a license agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a license with respect to Compass Connector technology owned by Mr. Crane and certain enhanced Compass Connector technology owned by the Company. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. The $1 million license fee will be split equally between Mr. Crane and the Company. In addition, the Company and Mr. Crane are entitled to receive royalties on sales of the Compass Connector products by LG or its affiliates, which will be split equally between Mr. Crane and the Company. As of April 30, 1999, Mr. Crane had received an aggregate of $300,000 in payments under this Agreement.

     In August 1997, the Company hired Melissa Crane, wife of Stanford
W. Crane, Jr., as Director of Strategic Business at an annual salary of $100,000 per year. In September 1997, Ms. Crane was granted an option to purchase 50,000 shares of Common Stock at an exercise price of $6.13 per share. In November 1997, the Board of Directors elected Ms. Crane Vice President of Strategic Business and authorized an increase in her annual salary to $125,000 per year. In October 1998, the Board of Directors appointed Ms. Crane the Acting Chief Financial Officer. See "Executive Compensation".

     With respect to each transaction between the Company and an affiliate of the Company, a majority of the disinterested members of the Board of Directors determined that such transactions were on terms at least as fair as had they been consummated with unrelated third parties.

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

Page F-3

Report of Indepe   ndent Certified Public Accountants


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