Form 10-Q
period 1999-03-31
PANDA PROJECT INC
filed 1999-05-24
CIK 917736

United States
                Securities and Exchange Commission
                       Washington, D.C. 20549

                              FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999.

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

Common Stock, $.01 Par Value -21,154,910 shares as of May 14, 1999.

                    THE PANDA PROJECT, INC.

Index
                                                             Page

Part I -  Financial Information

Item 1 -  Financial Statements (unaudited)

          Condensed Balance Sheets -March 31, 1999
          and December 31, 1998

          Condensed Statements of Operations -Three months ended March 31, 1999 and March 31, 1998

          Condensed Statements of Cash Flows -Three months ended March 31, 1999 and March 31, 1998

          Notes to Condensed Financial Statements -
          March 31, 1999

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk
Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

The Panda Project, Inc.
Condensed Balance Sheets

                                         March 31,    December 31,
                                           1999            1998
                                       -------------  -------------
                                        (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents              $     393,059  $      60,613
Accounts receivable-trade (net of
 allowance of $295,292 at March 31,
 1999 and $295,292 at December 31, 1998)     216,283         64,206
Inventory                                     51,087         47,319
Other receivables                             51,257         19,273
Prepaid expenses and other current
  assets                                      73,240        637,947
                                       -------------  -------------
Total current assets                         784,926        829,358
                                       -------------  -------------

Property and equipment, net                1,659,093      1,845,939
Restricted cash                               80,000         80,000
Other assets                                  84,200         82,540
                                        -------------  -------------

Total assets                           $   2,608,219  $   2,837,837
                                       =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                       $   2,033,062  $   1,207,662
Notes payable                              2,000,000      2,000,000
Accrued expenses and other
 current liabilities                         560,146      1,356,069
                                        -------------  -------------
Total current liabilities                  4,593,208      4,563,731
                                        -------------  -------------
Stockholders' Deficit:
Preferred stock, $.01 par value,
  2,000,000 shares authorized: 1,000
  shares designated as Series A, 384 shares
  issued and outstanding at March 31,
  1999 and 420 shares issued and
  outstanding at December 31, 1998         3,415,590      3,967,057
Common Stock, $.01 par value, 50,000,000
  shares authorized: 21,154,910 shares
  issued and outstanding at March 31,
  1999 and 16,744,088 shares issued
  and outstanding at December 31, 1998       211,549        167,441
Additional paid-in capital                76,722,980     74,479,857
Accumulated deficit                      (82,335,108)   (80,340,249)
                                        ------------   ------------
Total stockholders' deficit               (1,984,989)    (1,725,894)
                                        -------------  -------------
Total liabilities and stockholders'
  deficit                               $   2,608,219  $   2,837,837
                                        =============  =============

See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)

                                           Three Months Ended
                                                 March 31,
                                           1999           1998
                                       -------------  -------------
Revenues:
   Product sales                       $     313,456  $     125,754
   Licensing fees                            500,000           -
Contract research and
  development revenues                          -            18,416
                                       -------------  -------------
   Net revenues                        $     813,456  $     144,170


Costs and expenses:
   Cost of sales                             118,422        160,406
   Research and development                  380,740      1,004,833
   Selling, general and administrative     1,221,705      1,987,582
   Amortization of debt
    issuance costs/accrued penalties       1,125,000        808,514
                                       -------------  -------------
    Total costs and expenses               2,845,869      3,961,335
                                       -------------  -------------
    Operating loss                        (2,032,413)    (3,817,165)


    Other income                              37,554          6,132
                                       -------------  -------------

    Net loss                           $  (1,994,859) $  (3,811,033)
                                       =============  =============

Dividends and amortization of
 beneficial conversion feature related
 to convertible preferred stock              (54,067)      (178,438)
                                       =============  =============

Net loss applicable to
 common stock                            (2,048,926)    (3,989,471)
                                      =============  =============

   Basic and diluted loss
    per common share                   $       (0.10) $       (0.33)
                                       =============  =============
   Weighted average shares
    outstanding                           19,644,149     12,220,803
                                       =============  =============

See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                           Three Months Ended
                                                March 31,
                                            1999          1998
                                       -------------  -------------

Net cash used in operating activities       (603,707)    (2,871,347)

Cash flows from investing activities:
Additions to property and equipment             -          (452,660)
Dispositions of property and equipment        20,980           -
                                       -------------  -------------
Net cash provided by (used in)
  investing activities                        20,980       (452,660)

Cash flows from financing activities:
  Proceeds from issuance of
  convertible preferred stock                   -         6,000,000
  Proceeds from issuance of common stock     915,173         25,705
  Proceeds from issuance of notes payable       -         1,000,000
  Repayment of notes payable                    -        (2,000,000)
  Payments of convertible preferred stock       -              -
    issuance costs                              -          (193,013)
                                       -------------  -------------
Net cash provided by financing
  activities                                 915,173      4,832,692
                                       -------------  -------------
Net increase in cash and cash
  equivalents                                332,446      1,508,685
                                       -------------  -------------
Cash and cash equivalents at
  beginning of period                         60,613        619,683
                                       -------------  -------------
Cash and cash equivalents at end
of period                              $     393,059  $   2,128,368
                                       =============  =============

              See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements
March  31, 1999

1.     Basis of Presentation

The accompanying condensed financial statements of The Panda Project, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles on a basis consistent in all material respects with those applied in the Annual Report on Form 10-K for the twelve months ended December 31, 1998. The interim financial information is unaudited, but reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results of operations for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Annual Report on Form 10-K for the twelve months ended December 31, 1998.

2.  Inventory

The inventory as of March 31, 1999 is comprised of the Company's VSPA raw materials and finished goods of $26,087 and the net realizable value of the Systems inventory of $25,000 (net of reserves of $1,613,250). The inventory as of December 31, 1998, is comprised of the Company's VSPA raw materials and finished goods of $22,319 and the net realizable value of the systems inventory of $25,000 (net of reserves of $1,778,837.

Product sales for the quarter ended March 31, 1999 includes approximately $104,000 related to the sale of Systems inventory.
These sales had no related cost of sales as inventory items with original cost $165,586 were fully reserved as of December 31, 1998.

3.  Notes Payable

The Company has outstanding loans from Helix in the aggregate principal amount of $2,000,000. Such loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%, are secured by the Company's intellectual property and were due and payable on February 15, 1999. As of May 15, 1999, this principal amount due Helix has not been repaid and is in default. The inability of the Company to repay the Helix loans when due may have a material adverse effect on the Company, including possible loss of rights to its intellectual property through foreclosure which would cause the Company to cease its operations. In connection with the Helix loans, the Company has issued to Helix warrants to purchase an aggregate of 2,850,000 shares of Common Stock at exercise prices ranging from $1.63 to $2.125 per share (collectively, the "Helix Warrants"). The Helix Warrants have expiration dates ranging from December 19, 1999 to August 7, 2000. These warrants have been valued at an aggregate of approximately $4,324,000 and have been recognized as debt issuance costs and were fully amortized as of February 15, 1999. This accounting treatment has no impact on the Company's cash balance. As of April 30, 1999, Helix and its affiliates hold approximately 5.7% of the Company's outstanding Common Stock (not including shares issuable upon exercise of warrants).

On May 14, 1999, the Company, Helix and Silicon Bandwidth, Inc. ("SBI") entered into an agreement whereas upon the closing of the acquisition of certain assets of the Company by SBI, SBI will pay $1,000,000 to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of Panda common stock to Helix, Helix releases Panda from payment on all accrued interest on the notes remaining unpaid as of the date of such payment of $1,000,000. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix. (See exhibit 2.3)

4.  Common Stock

In January 1999, the Company received approximately $415,000 from the exercise of warrants to purchase 553,333 shares of the Company's common stock related to the 1996 private placement. In February 1999, the Company received $1,000,000 from Samtec, Inc. which includes a non-refundable upfront license fee related to VSPA and, a purchase of 666,667 shares of the Company's common stock.

5.  Convertible Preferred Stock

On February 11, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and Common Stock Purchase Warrants ("Warrants") to purchase an aggregate of 150,000 shares of common stock for a total purchase price of $6,000,000. The purchase price was allocated to the Series A Preferred and Warrants based on their relative fair value. The Warrants, which have a term of five years and an exercise price, subject to adjustment for stock splits and similar events, of $6.10 per share, were valued at $411,000 using the Black-Scholes option pricing model. Issuance costs of approximately $193,000 were deducted on a pro rata basis from the gross proceeds assigned to the Series A Preferred and the Warrants. Holders of Series A Preferred are entitled to a dividend of 5% per annum of the purchase price for the shares, payable either in cash or as an accrual to the purchase price utilized in computing the number of shares of Series A Preferred issuable upon conversion. Dividends payable for the quarter ended March 31, 1999 in the amount of $54,067 have been accrued and added to the purchase price of the Series A Preferred in lieu of a cash payment. Accrued dividends equal 30 shares of the Company's Series A Preferred stock through March 31, 1999.

Shares of Series A Preferred are convertible into shares of common stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $3.50 subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events, or (ii) a percentage of the average closing bid price of the common stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred. From July 1, 1998 through March 31, 1999, 246 shares of Series A Preferred were converted into an aggregate of 3,650,214 shares of common stock of the Company.

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

In connection with this transaction, the Company filed a registration statement on form S-3 (the "form S-3") with the Securities and Exchange Commission ("SEC") to effect the registration for resale of 2,000,000 shares of Common Stock issuable upon conversion of the Series A Preferred and 150,000 shares of common stock issuable upon exercise of the Warrants, plus an additional number of shares of Common Stock, not to exceed the Exchange Cap, described below, that may be usable upon conversion of the Series A Preferred as a result of antidilution provisions. The Form S-3 has been declared effective by the Securities and Exchange Commission. As of March 31, 1999, 3,650,214 shares of Common Stock issued upon conversion of Series A Preferred had been sold pursuant to the Form S-3.

The beneficial conversion feature associated with the Series A Preferred shares has been recognized and allocated to additional paid-in capital. The amount of the beneficial conversion feature of approximately $510,000 was calculated using the most favorable conversion rate as defined by the terms of the Series A Preferred stock and is being amortized over a period of six months. The amount of amortization ($54,067 and $178,438 for the first quarter of 1999 and 1998, respectively) is reflected, along with accrued dividends, as an increase to net loss applicable to common stock in the Statement of Operations. The accounting for this transaction has no effect on cash.

On May 14, 1999 the Company entered into an Exchange Agreement with the Series A Preferred Stock Holders ("Holders") to exchange their preferred shares for the Company's common shares at an exchange rate of $.261. In connection with this agreement the Company issued an additional 171 shares of Series A Preferred stock to the Holders in payment for penalties owed to such holders. The Holders hereby agree to waive all penalties owed by the Company. Additionally, in consideration of the Exchange Agreement the Holders have agreed to enter into a voting agreement in favor of the Company's sale of its intellectual property portfolio and certain fixed assets related to the interconnect and semiconductor business. (See exhibit 2.4)

6. August Private Placement

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

Under the terms of the Securities Purchase Agreement relating to the Private Placement, if on either the six-month or the one-year anniversary of the date of closing of the Private Placement (each "Anniversary Date"), the average closing bid price of the Common Stock for the twenty-trading day period ending on the trading day immediately prior to the applicable Anniversary Date (the "Anniversary Price") is less than the Closing Price ($2.0375), or the prior Anniversary Price in the event the six-month Anniversary Price is less than the Closing Price, respectively, the Company is required to issue a number of shares of Common Stock within ten days after the Anniversary Date equal to the product of ( i ) (x) the difference between the Closing Price (or if the measurement date is the one-year Anniversary Date, the six-month Anniversary Price if the six-month Anniversary Price is less than the Closing Price) and the applicable Anniversary Price, multiplied by .85, multiplied by (y) the number of shares of Common Stock purchased by the investors in the Private Placement and not sold or assigned to non-affiliated third parties, divided by (ii) (x) the applicable Anniversary Price multiplied by (y)
 .85. The shares issuable pursuant to this formula are referred to as the "Fill-Up Shares". Issuance of the Fill-Up Shares pursuant to these provisions requires the approval of the Company's shareholders. In the event ( i ) the Common Stock is delisted or suspended from trading on NASDAQ, (ii) the Fill-Up Shares or the Private Placement Warrant Shares are not issuable or are not listed with NASDAQ. Or
(iii) the Company fails to issue Fill-Up Shares as required, then the Company shall pay to the initial investors $100,000 for each full 30-day period that the condition continues. The Company has calculated that 4,441,828 shares of the Company' common stock will be issued under the Fill-up.

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

On October 16, 1998, a complaint was filed against the Company in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L. C. The complaint alleges breach of contract by the Company for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that the Company is required to proceed with the financing transaction. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation.

On December 11, 1998, the Company and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement Agreement, the Company agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of the Company's common stock which have been delivered to Sarubbi by the Company. The Company has issued and registered 1,775,000 shares for Sarubbi pursuant to the S-2 Registration Statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after the Company's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998.

8.  Subsequent Events

On May 14, 1999 the Company entered into an agreement with Silicon Bandwidth, Inc. ("SBI") to sell its intellectual property portfolio as well as the fixed assets related to its interconnect and semiconductor
business.   As part of the sale , The Company has restructured its
outstanding loans with Helix that have been in default since February 15, 1999. SBI will assume such Helix loans upon closing. Additionally, the Company has entered into an agreement with the Convertible Preferred A Holders for conversion of the outstanding preferred shares into 21,333,333 common shares at a fixed price of $.261. The restructuring of both agreements is contingent upon the closing of the sale to SBI. The transaction is subject to customary closing conditions, including the approval of the Company' shareholders. Helix and the Convertible Preferred A Holders have entered into a Voting Agreement with SBI and such holders own sufficient shares to assure the approval of the transaction by the
Company's shareholders.   The Company will receive a 10% ownership
interest in SBI which will initially be capitalized with $6,000,000. (See exhibits 2.1, 2.2, 2.3 and 2.4)

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

The Company has firm purchase commitments for prototype, pre-production and production orders of its Technology Products from Veridicom, EG&G, SEEQ Technologies Incorporated, Motorola, Kaiser Aerospace & Electronics, Honeywell, Tamarack Microelectronics Inc., Lucent Technology, SAAB Dynamics and National Semiconductor. The Company anticipates that these purchase commitments will result in increased revenues. However, there can be no assurance that such anticipated revenues will materialize. Several of these customers have notified the Company that the VSPA parts have passed Mil Std. 883 level of qualification for their specific application (see "Semiconductor packages").

Results of Operations -Quarter March 31, 1999 and 1998

Net revenues increased during the quarter ended March 31, 1999 ("First Quarter of 1999") to approximately $813,000 as compared to $144,000 for the quarter ended March 31, 1998 ("First Quarter of 1998"). VSPA Product sales for The First Quarter of 1998 were approximately $209,000 for prototype, pre-production and production orders, $104,000 for sale of Systems inventory and a significant portion of the Company's revenue, related to a one time $500,000 licensing fee from Samtec, Inc.. The System inventory sales had no related cost of sales as inventory items with original cost $165,586 were fully reserved as of December 31, 1998.

Research and development ("R&D") expenses decreased to approximately $381,000 for the First Quarter of 1999 as compared to approximately $1,005,000 for the First Quarter of 1998. This decrease is primarily due to ceasing operations relating to Systems activity and the completion of the cooperative development agreement with the US government. R&D for the First Quarter of 1999 was attributable to new custom VSPA designs for specific customer applications and the refinement of the existing VSPA Flex automation machines.

Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the First Quarter 1999 to $1,199,697 compared to $ 1,987,582 for the First Quarter 1998. The average number of employees has decreased from 70 at March 31, 1998 to 25 full time employees as of March 31, 1999. The decrease in full-time employees is directly related to ceasing operations related to Systems activity and the need to reduce on going operational costs. Payroll and related expenses decreased approximately $623,000 from the quarter ended March 1999 as compared to the quarter ended March 1998.

Total debt issuance costs associated with short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter ended March 31, 1999, amounted to approximately $525,000. The valuation of the warrants and related amortization expense, represents a non-cash transaction. Additionally $600,000 of penalties related to the Series A Preferred Convertible transaction and the 1998 common stock private placement were accrued as of the first quarter of 1999. There were no such penalties as of the first quarter of 1998.

For purposes of determining net loss applicable to common stock for the First Quarter 1999 and the First Quarter 1998, accrued dividends payable in the amount of approximately $54,000 and $178,000, respectively, and amortization of the beneficial conversion feature related to the issuance of the Series A Preferred Stock have been added to the net loss. Both amounts represent non-cash transactions. Basic and diluted loss per share has been calculated on the basis of net loss applicable to common stock.

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

Liquidity and Capital Resources
-------------------------------

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred Stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance with the revised terms effective July 2, 1998) or a floating conversion price. Through March 31, 1998, 216 shares of preferred stock were converted into an aggregate of 3,650,214 shares of the Company's common stock. As of March 31, 1999, 384 preferred shares are outstanding including dividends.

The Company may require that all unconverted shares of Series A Preferred Stock be converted at any time if the closing bid price of the Company's common stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the Series A Preferred shares which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred Stock. The terms of the Series A Preferred Stock, as revised on July 2, 1998, provide that upon the occurrence of certain Triggering Events, as defined, the Company may be required to pay the holders $100,000 per month until such time that the Triggering Event has been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. On December 16, 1998, a triggering event occurred related to the delisting of the Company's common stock from the Nasdaq National Market to the OTC Bulletin Board. As of April 14, 1999, no payments have been made to the Holders. The Company has reached an agreement with the Series A Preferred Holders in connection with the Triggering Event and has agreed to issue an additional 171 Preferred A shares as defined in the exchange agreement. (See exhibit 2.4)

On August 14, 1998, the Company completed the sale of 2,254,602 shares of its Common Stock and warrants in a private placement to accredited investors with gross proceeds of $3.675 million. Upon exercise of certain warrants, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. The Company is required to issue approximately 4,400,000 additional shares associated with the fill-up provision.

During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix PEI Inc. ("Helix"). The loans are secured by the Company's intellectual property and were due August 7, 1998. During August 1998, Helix agreed to extend the maturity date of all the outstanding loans payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock at the date of issuance ($2.125). The loans bear interest at the Royal Bank of Canada prime rate plus 2 percentage points per annum (9.40% at March 31, 1999) payable monthly. The warrant has a term of two years. The Company is currently in default on the Helix Loans since the Company did not repay the loan in February 1999.

On May 14, 1999, the Company, Helix and Silicon Bandwidth, Inc. ("SBI") entered into an agreement whereas upon the closing of the acquisition of certain assets of the Company by SBI, SBI will pay $1,000,000 to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of Panda common stock to Helix, Helix releases Panda from payment on all accrued interest on the notes remaining unpaid as of the date of such payment of $1,000,000. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix. (See exhibit 2.3)

In January 1999, the Company received approximately $415,000 from the exercise of warrants to purchase 553,333 shares of the Company's common stock related to the 1996 private placement. In February 1999, the Company received $1,000,000 from Samtec, Inc. which includes a non-refundable upfront license fee related to VSPA and, a purchase of 666,667 shares of the Company's common stock.

The Company's current working capital is insufficient to operate the Company.

The Company has entered into an agreement with Silicon Bandwidth, Inc. to sell its intellectual property portfolio as well as the fixed assets related to its interconnect and semiconductor business. As part of the sale , The Panda Project, Inc. has restructured its outstanding loans with Helix that have been in default since February 15, 1999. Silicon Bandwidth, Inc. will assume such Helix loans upon closing. Additionally, the Company has entered into an agreement with the Convertible Preferred A Holders for conversion of the outstanding preferred shares into 21,333,333 common shares at a fixed price of $.261. The restructuring of both agreements is contingent upon the closing of the sale to Silicon Bandwidth, Inc. The transaction is subject to customary closing conditions, including the approval of the Company' shareholders. Helix and the Convertible Preferred A Holders have entered into a Voting Agreement with Silicon Bandwidth, Inc. and such holders own sufficient shares to assure the approval of the
transaction by the Company's shareholders.   The Company will receive
a 10% ownership interest in Silicon Bandwidth, Inc. which will initially be capitalized with $6,000,000. (See exhibits 2.1, 2.2, 2.3 and 2.4)

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

POTENTIAL FOR DILUTION; REGISTRATION RIGHTS; OUTSTANDING OPTIONS AND
WARRANTS

As of March 31, 1999, the Company had issued 3,650,215 shares of Common Stock upon conversion of 216 shares of the Series A-3 Convertible Preferred Stock ("Series A Preferred"); 384 shares of Series A Preferred remain outstanding. The Company has entered into the Exchange Agreement which sets the exchange price at $.216. Inclusive of the Preferred A shares and the Preferred A penalty shares, potentially 21,264,368 additional common shares of the Company would be outstanding.

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

On December 15, 1998, the Company reduced the exercise price of certain common stock purchase warrants if the warrant holders accelerate the expiration date of their warrants from July 11, 2001 to January 5, 1999. The exercise price was reduced from $11.00 to $0.75. Prior to January 5, 1999, warrants representing 553,333 shares were exercised at this reduced price, and the Company received net proceeds of approximately $415,000 upon such exercise.

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

On May 14, 1999, the Company, Helix and Silicon Bandwidth, Inc. ("SBI") entered into an agreement whereas upon the closing of the acquisition of certain assets of the Company by SBI, SBI will pay $1,000,000 to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of Panda common stock to Helix, Helix releases Panda from payment on all accrued interest on the notes remaining unpaid as of the date of such payment of $1,000,000. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix. (See exhibit 2.3)

UNCERTAINTY OF MARKET ACCEPTANCE

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is subject to changing interest rates. The Company's policy is to manage interest rate risk through the use of floating rate debt instruments. The Company has loans with an unrelated lender totaling two million at March 31, 1999. The interest rate on these loans is the Royal Canadian prime rate plus 2%. An immediate increase of 10% in interest rates would not be material.

Part II -Other Information

Item 1. Legal Proceedings

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

On December 11, 1998, the Company and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement Agreement, the Company agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of the Company's common stock which have been delivered to Sarubbi by the Company. The Company has registered 1,775,000 shares for Sarubbi pursuant to the S-2 Registration Statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after the Company's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

The Company has outstanding loans from Helix in the aggregate principal amount of $2,000,000. Such loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%, are secured by the Company's intellectual property and were due and payable on February 15, 1999. As of May 15, 1999, this principal amount due Helix has not been repaid and is in default. The inability of the Company to repay the Helix loans when due may have a material adverse effect on the Company, including possible loss of rights to its intellectual property through foreclosure which would cause the Company to cease its operations. In connection with the Helix loans, the Company has issued to Helix warrants to purchase an aggregate of 2,850,000 shares of Common Stock at exercise prices ranging from $1.63 to $2.125 per share (collectively, the "Helix Warrants"). The Helix Warrants have expiration dates ranging from December 19, 1999 to August 7, 2000. These warrants have been valued at an aggregate of approximately $4,324,000. A total of $4,324,000 has been charged to amortization expense for these warrants through February 15, 1999. This accounting treatment has no impact on the Company's cash balance. As of April 30, 1999, Helix and its affiliates hold approximately 5.7% of the Company's outstanding Common Stock (not including shares issuable upon exercise of warrants).

Item 4. Submission of Matters to Vote of Security Holders

    None

Item 5. Other Information

    Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a) See the Exhibit Index included immediately preceding the Exhibits to this report, which is incorporated herein by reference.

  (b)  Reports on Form 8-K:

    The Company has filed the following reports on Form 8-K `since January 1, 1999:

January 4, 1999    The Panda Project, Inc. (the "Company") has
                   engaged Grant Thornton LLP as the Company's independent accountants to audit the Company's financial statements. The engagement is effective as of January 4, 1999.

May 18, 1999       The Panda Project, Inc. has entered into an
                   agreement with Silicon Bandwidth, Inc. to sell its intellectual property portfolio as well as the fixed assets related to its interconnect and semiconductor business.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE PANDA PROJECT, INC.

Date:   May 24, 1999
                                 By: /s/ MELISSA F. CRANE


                                     -------------------------------
                                             Melissa F. Crane
                                 Acting Chief Financial Officer
                                   (On behalf of the Registrant and
                                     as Principal Financial and
                                          Accounting Officer)


                             EXHIBIT INDEX


Exhibit                                 Description of Exhibit
----------                         -------------------------------

     2.1 Letter of Intent by Silicon Bandwidth, Inc. *

     2.2  Voting Agreement. *

     2.3  Agreement between Helix (PEI), Inc., The Panda
          Project, Inc. and Silicon Bandwidth, Inc. *

     2.4 The Exchange Agreement between Panda Project inc. and the Convertible Preferred A Holders. *

     3.1   Amended and Restated Articles of Incorporation of the
Company, as amended (filed as Exhibit 3.1 to the Company's
Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 3, 1997) *

     3.1   Fourth Articles of Amendment of Amended and Restated
Articles of Incorporation (filed as Exhibit 4.1 to the Company's Form 8-K filed on February 23, 1998) *

     3.1   Fifth Articles of Amendment of Amended and Restated
Articles of Incorporation (filed as Exhibit 3.1 to the Company's
Quarterly Report of Form 10-Q for the period ended March 31, 1998)  *

     3.1   Sixth Articles of Amendment of Amended and Restated
Articles of Incorporation (filed as Exhibit 3.2 to the Company's amended Quarterly Report of Form 10-Q for the period ended March 31, 1998 filed on July 2, 1998) *

     3.1   Seventh Articles of Amendment of Amended and Restated
Articles of Incorporation (filed as Exhibit 3.5 to Registrant's
Quarterly Report on Form 10-Q for the period ended June 30, 1998)  *

     3.6   Amended and Restated By-Laws of the Company (filed as
Exhibit 3.2 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 3, 1997) *

     27   Financial Data Schedule

________________

*  Incorporated herein by reference