Form 10-Q
period 1999-06-30
PANDA PROJECT INC
filed 1999-08-23
CIK 917736

United States
                Securities and Exchange Commission
                       Washington, D.C. 20549

                              FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999.

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

Common Stock, $.01 Par Value -29,698,425 shares as of August 15, 1999.

                    THE PANDA PROJECT, INC.

Index
                                                             Page

Part I - Financial Information

Item 1 - Financial Statements (unaudited)

          Condensed Balance Sheets - June 30, 1999
          and December 31, 1998

          Condensed Statements of Operations - Six months ended June 30, 1999 and June 30, 1998

          Condensed Statements of Cash Flows - Six months ended June 30, 1999 and June 30, 1998

          Notes to Condensed Financial Statements -
          June 30, 1999

Item 2 -Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3 -Quantitative and Qualitative Disclosures About
         Market Risk

Part II -Other Information

Item 1 -Legal Proceedings

Item 2 -Changes in Securities

Item 3 -Defaults Upon Senior Securities

Item 4 -Submission of Matters to Vote of Security Holders

Item 5 -Other Information

Item 6 -Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

The Panda Project, Inc.
Condensed Balance Sheets

                                         June 30,      December 31,
                                           1999            1998
                                       ------------- -------------
                                        (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents              $     106,625  $      60,613
Accounts receivable-trade (net of
 allowance of $295,292 at June 30,
 1999 and at December 31, 1998)               45,387         64,206
Inventory, net                                38,634         47,319
Other receivables                             34,481         19,273
Prepaid expenses and other current
  assets                                      87,940        637,947
                                       ------------- -------------
Total current assets                         313,067        829,358
                                       ------------- -------------

Property and equipment, net                1,467,967      1,845,939
Restricted cash                               80,000         80,000
Other assets                                  83,739         82,540
                                       ------------- -------------

Total assets                           $   1,994,773  $   2,837,837
                                       =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                       $    1,398,458 $   1,207,662
Notes payable                               2,300,000     2,000,000
Accrued expenses and other
 current liabilities                          884,547     1,356,069
                                        ------------- -------------
Total current liabilities                   4,583,005     4,563,731
                                        ------------- -------------
Stockholders' Deficit:
Preferred stock, $.01 par value,
  2,000,000 shares authorized: 1,000
  shares designated as Series A, 529 shares
  issued and outstanding at June 30,
  1999 and 420 shares issued and
  outstanding at December 31, 1998          4,867,945     3,967,057
Common Stock, $.01 par value, 50,000,000
  shares authorized: 29,683,834 shares
  issued and outstanding at June 30,
  1999 and 16,744,088 shares issued
  and outstanding at December 31, 1998        296,838       167,441
Additional paid-in capital                 77,508,622    74,479,857
Accumulated deficit                       (85,311,637)  (80,340,249)
                                        ------------  ------------
Total stockholders' deficit               (2,638,232)      (1,725,894)
                                        ------------- -------------
Total liabilities and stockholders'
  deficit                               $   1,944,773   $   2,837,837
                                        =============  =============

See Notes to Condensed Financial Statements.



The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)
                            Three Months Ended           Six Months Ended
                                  June 30,                   June 30,
                              1999         1998         1999         1998
                           ----------- ----------- ----------- -----------
Revenues:
   Product sales           $    90,284  $   196,164  $   403,740  $   321,918
   Licensing fees                 -            -         500,000         -
Contract research and
  development revenues            -         117,257         -        135,673
                           -----------  -----------  -----------  -----------
   Net revenues            $    90,284  $   313,421  $   903,740  $   457,591

Costs and expenses:
   Cost of sales                75,700      234,045      194,121      394,452
   Research and
    development                190,924    1,023,689      571,664    2,028,520
   Selling, general
    and administrative       1,429,681    2,252,381    2,618,348    4,240,244
   Amortization of debt
    issuance costs/
    accrued penalties        1,393,500      421,000    2,551,542    1,229,514
                           -----------  -----------  -----------  -----------
    Total costs and
     expenses                3,089,805    3,931,115    5,935,675    7,892,730
                           -----------  -----------  -----------  -----------
    Operating loss          (2,999,521)  (3,617,694)  (5,031,935)  (7,435,139)

    Interest income               -         (11,477)        -         (42,597)
    Other income                22,994       13,132       60,547       50,386
                           -----------  -----------  -----------  -----------

    Net loss               $ (2,976,527)$(3,616,039) $(4,971,388) $(7,427,350)
                           ============ ===========  ===========  ===========

Dividends and amortization
 of beneficial conversion
 feature related to
 convertible preferred
 stock                          -          (333,403)     (54,067)    (511,841)
                           ============ ===========  ===========  ===========

Net loss applicable to
 common stock              $ (2,976,527)$(3,949,442) $(5,025,455)  (7,939,191)
                           ============ ===========  ===========  ===========

   Basic and diluted loss
    per common share       $      (.12) $      (.32) $      (.23) $      (.65)
                           ===========  ===========  ===========  ===========
   Weighted average shares
    outstanding             24,309,104   12,240,684   21,989,513   12,230,798
                           ===========  ===========  ===========  ===========

See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                             Six Months Ended
                                                June 30,
                                            1999          1998
                                       ------------- -------------

Net cash used in operating activities     (1,284,285)   (6,184,561)

Cash flows from investing activities:
Additions to property and equipment             -         (652,936)
Dispositions of property and equipment       115,123          -
                                       ------------- -------------
Net cash provided by (used in)
  investing activities                       115,123      (652,936)

Cash flows from financing activities:
  Proceeds from issuance of
  convertible preferred stock                   -        6,000,000
  Proceeds from issuance of common stock     915,173         59,612
  Proceeds from issuance of notes payable    300,000     2,750,000
  Repayment of notes payable                    -       (2,000,000)
  Payments of convertible preferred stock       -             -
    issuance costs                              -         (193,013)
                                       ------------- -------------
Net cash provided by financing
  activities                               1,215,174     6,616,599
                                       ------------- -------------
Net increase (decrease) in cash
 and cash equivalents                         46,012      (220,898)
                                       ------------- -------------
Cash and cash equivalents at
  beginning of period                         60,613       619,683
                                       ------------- -------------
Cash and cash equivalents at end
of period                              $     106,625  $     398,785
                                       =============  =============

              See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements
June 30, 1999

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

2.  Inventory

The inventory as of June 30, 1999 is comprised of the Company's VSPA raw materials and finished goods of $28,803 and the net realizable value of the Systems inventory of $9,831 (net of reserves of $1,573,863). The inventory as of December 31, 1998, is comprised of the Company's VSPA raw materials and finished goods of $22,320 and the net realizable value of the systems inventory of $25,000 (net of reserves of $1,778,837.

Product sales for the six months ended June 30, 1999 includes approximately $122,000 related to the sale of Systems inventory. These sales had no related cost of sales as inventory items with original cost of approximately $218,000 were fully reserved as of December 31, 1998.

3.  Notes Payable

The Company has outstanding loans from Helix in the aggregate principal amount of $2,000,000. Such loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%, are secured by the Company's intellectual property and were due and payable on February 15, 1999. As of August 19, 1999, this principal amount due Helix has not been repaid and is in default. The inability of the Company to repay the Helix loans when due may have a material adverse effect on the Company, including possible loss of rights to its intellectual property through foreclosure which would cause the Company to cease its operations. In connection with the Helix loans, the Company has issued to Helix warrants to purchase an aggregate of 2,850,000 shares of Common Stock at exercise prices ranging from $1.63 to $2.125 per share (collectively, the "Helix Warrants"). The Helix Warrants have expiration dates ranging from December 19, 1999 to August 7, 2000. These warrants have been valued at an aggregate of approximately $4,324,000 and have been recognized as debt issuance costs and were fully amortized as of February 15, 1999. This accounting treatment has no impact on the Company's cash balance. As of June 30, 1999, Helix and its affiliates hold approximately 4% of the Company's outstanding Common Stock (not including shares issuable upon exercise of warrants).

On May 14, 1999, the Company, Helix and Silicon Bandwidth, Inc. ("SBI") entered into an agreement ("Helix Agreement") whereas upon the closing of the acquisition of certain assets of the Company by SBI, SBI will pay $1,000,000 to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of Panda common stock to Helix, Helix releases Panda from payment on all accrued interest on the notes remaining unpaid as of the date of such payment of $1,000,000. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix. (See exhibit 2.3)

On June 11, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company $300,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated June 11, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999.

On July 15, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $625,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated July 15, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999.

On August 17, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $950,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated August 17, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999.

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

On May, 18, 1999, the Company issued 1,000,000 shares of the Company's common stock to Helix pursuant to the Helix Agreement dated May 14,1999. Additionally, the Company issued Mr. Sarubbi an additional 2,100,000 shares of the Company's common stock pursuant to an amendment dated June 24, 1999 to the original settlement agreement between the Company and Mr. Sarubbi dated December 11, 1998. See Legal Proceedings

5.  SERIES A CONVERTIBLE PREFERRED STOCK

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

Shares of Series A Preferred are convertible into shares of common stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $3.50 subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events, or (ii) a percentage of the average closing bid price of the common stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred. However, On May 14, 1999 the conversion price was set pursuant to the Exchange Agreement at $.261. From July 1, 1998 through June 30, 1999, 271.76 shares of Series A Preferred were converted into an aggregate of 4,637,310 shares of common stock of the Company.

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

In connection with this transaction, the Company filed a registration statement on form S-3 (the "form S-3") with the Securities and Exchange Commission ("SEC") to effect the registration for resale of 2,000,000 shares of Common Stock issuable upon conversion of the Series A Preferred and 150,000 shares of common stock issuable upon exercise of the Warrants, plus an additional number of shares of Common Stock, not to exceed the Exchange Cap, described below, that may be usable upon conversion of the Series A Preferred as a result of antidilution provisions. The Form S-3 has been declared effective by the Securities and Exchange Commission. As of March 31, 1999, 3,650,214 shares of Common Stock issued upon conversion of Series A Preferred had been sold pursuant to the Form S-3. As of June 30, 1999, an additional 987,096 shares of common stock were issued upon conversion of Series A preferred and have been sold pursuant to Rule 144A.

The beneficial conversion feature associated with the Series A Preferred shares has been recognized and allocated to additional paid-in capital. The amount of the beneficial conversion feature of approximately $510,000 was calculated using the most favorable conversion rate as defined by the terms of the Series A Preferred stock and was amortized over a period of six months. The amount of amortization ($54,067 and $178,438 for the second quarter of 1999 and 1998, and for the first 6 months ending June 30, 1999 and 1998 respectively) is reflected, along with accrued dividends, as an increase to net loss applicable to common stock in the Statement of Operations. The accounting for this transaction has no effect on cash.

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

6. August Private Placement

On August 14, 1998, Panda completed an agreement for the sale of 2,346,626 shares of its Common Stock and 2,346,626 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants in a private placement to accredited investors with gross proceeds of approximately $3.8 million of which all but $200,000 has been funded as of the date hereof (the "Private Placement"). Expenses of the Private Placement were approximately $230,000. In addition to the shares of Common Stock purchased by each investor in the Private Placement, such investor received a warrant (the "Private Placement Warrants") to purchase an equal number of shares of Common Stock, subject to adjustment for stock splits and similar events, at an exercise price of $2.55 per share. Upon exercise of the Private Placement Warrants, an investor may elect to receive a reduced number of shares of Common Stock in lieu of tendering the warrant exercise price in cash. The Private Placement Warrants have a term of five years expiring August 13, 2003. Issuance of shares of Common Stock pursuant to exercise of the Private Placement Warrants requires the approval of Panda's shareholders.

Under the terms of the Securities Purchase Agreement relating to the Private Placement, if on either the six-month or the one-year anniversary of the date of closing of the Private Placement (each an "Anniversary Date"), the average closing bid price of the Common Stock for the twenty-trading day period ending on the trading day immediately prior to the applicable Anniversary Date is less than the closing price ($2.0375) or the prior Anniversary Price in the event the six-month Anniversary Price is less than the closing price, respectively, Panda is required to issue a number of shares of Common Stock within ten days after the Anniversary Date, equal to the product of (i) (x) the difference between the closing price (or if the measurement date is the one-year Anniversary Date, the six-month Anniversary Price if the six-month Anniversary Price is less than the closing price) and the applicable Anniversary Price, multiplied by
 .85, multiplied by (y) the number of shares of Common Stock purchased by the investors in the Private Placement and not sold or assigned to non-affiliated third parties, divided by (ii)(x) the applicable Anniversary Price multiplied by (y) .85. The shares issuable pursuant to this formula are referred to in this Registration Statement as the "Fill-Up Shares." Issuance of the Fill-up Shares pursuant to these provisions requires the approval of Panda's shareholders.

As of the six month anniversary date Panda has issued 4,441,658 shares of the Company's common stock pursuant to the Fill-Up provision. The twelve month anniversary was August 15,1999 and if Fill-Up Shares had been issued, the number of Fill-Up Shares which Panda would have been required to issue total approximately 6,000,000 shares of the company s common stock. The Company intends to seek shareholder approval to increase the number of shares allowed to be issued.

In the event (i) the Common Stock is delisted or suspended from trading on Nasdaq, (ii) the Fill-Up Shares and shares issuable upon exercise of the Private Placement Warrants are not issuable or are not listed with Nasdaq, or (iii) if Panda fails to issue Fill-Up Shares as required, then Panda shall pay to the initial investors $100,000 for each full 30-day period that the condition continues. Because the Common Stock has been delisted from trading on Nasdaq, liabilities under the Fill-Up Share provisions have been triggered. A portion of this liability has been waived in an agreement by and between Panda and the holders of the Series A Preferred whereby such holders have agreed to waive all amounts due for failure to pay such penalty.

Panda has agreed to file a registration statement with the Commission to effect the registration for resale of the Common Stock issued in the Private Placement pursuant to the Fill-Up provisions. If the registration statement is not declared effective by the Commission within 90 days after the closing of the Private Placement, Panda may be liable to investors for penalty payments for each month that such registration statement has not been declared effective. As of July 9, 1999, the registration statement relating to these shares of Common Stock has not been declared effective and Panda could be subject to such penalty payments. Panda shall pay to the holders of the common stock an amount ranging from 1% to 3% of the purchase price paid for the common shares issued multiplied by: (i)the number of months (prorated for partial months) after the end of such 90-day period and prior to the date the Registration Statement is declared effective by the Commission exclusive of certain delays which are attributable to the holders, (ii) exclusive of Allowed Delays (as defined), the number of months (prorated for partial months) that sales cannot be made pursuant to the Registration Statement after the Registration Statement has been declared effective and (iii) exclusive of Allowed Delays the number of months (prorated for partial months) that the Common Stock is not listed or included for quotation on the Nasdaq, NYSE or AMEX or that trading there on is halted after the Registration Statement has been declared effective.

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

On December 11, 1998, the Company and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement Agreement, the Company agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of the Company's common stock which have been delivered to Sarubbi by the Company. The Company has issued and registered 1,775,000 shares for Sarubbi pursuant to the S-2 Registration Statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after the Company's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. Additionally, the Company and Mr. Sarubbi have entered into an Amendment to the Settlement Agreement dated December 11,1998 ( the "Amendment"). The Amendment is dated June 24, 1999. In accordance with the Amendment, the Company has issued Mr. Sarubbi an additional 2,100,000 shares to be registered pursuant to an S-2 that was filed with the SEC . In addition, the Company has agreed to propose a vote to the shareholders to issue additional shares. If approved, Mr. Sarubbi would receive an additional 3,750,000 shares. No further compensation, regardless of the total proceeds would be required if all shares are issued. Currently the S-2 which was filed has not been deemed effective and is still under review by the SEC. The Company is in technical default of the Amendment.

On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation.

8.  Subsequent Events

On July 15, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $625,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated July 15, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999.

On August 17, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $950,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated August 17, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999.

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


Results of Operations -Quarter and Six Months Ended June 30, 1999 and
1998

Net revenues decreased during the quarter ended June 30, 1999 ("Second Quarter of 1999") to approximately $90,000 as compared to $313,000 for the quarter ended June 30, 1998 ("Second Quarter of 1998"). The net revenue decrease for the quarter was attributable to the cessation of operations of the computer systems business including Rock City products. Net revenues for the six months ended June 30, 1999 were approximately $904,000 compared to approximately $458,000 for the same period last year as a result of increased technology revenues, including a one time licensing fee of $500,000.

Research and development ("R&D") expenses decreased to approximately $191,000 for the Second Quarter of 1999 as compared to approximately $1,023,000 for the Second Quarter of 1998. R&D for the first six months of 1999 was approximately $571,000 attributable to new custom VSPA designs for specific customer applications and the refinement of the existing VSPA Flex automation machines. R&D for the first six months of 1998 was $2,028,000. This decrease is primarily due to ceasing operations relating to Systems activity, including the Rock City computers, and the completion of the cooperative development agreement with the US government.

Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the Second Quarter 1999 to approximately $1,430,000 compared to approximately $ 2,252,000 for the Second Quarter 1998. The average number of employees has decreased from 70 at June 30, 1998 to 20 full time employees as of June 30, 1999. The decrease in full-time employees is directly related to ceasing operations related to Systems activity and the need to reduce on going operational costs. Payroll and related expenses decreased to approximately $465,000 for the quarter ended June 1999 as compared to $1,134,000 for the quarter ended June 1998.

For the six months ending June 30,1999 SG&A decreased to approximately $2,618,000 compared to $4,240,000 for the same period in 1998. The average number of full-time employees decreased to 20 from 70. The decrease in full-time employees is directly related to ceasing operations related to the systems activity and the need to reduce operational costs. Payroll and related expenses decreased approximately $1,293,000 for the six months ended June 30, 1999 compared to the same period in 1998. In addition, a non-cash charge of $327,600 related to the issuance of 2,100,000 shares pursuant to the Sarubbi settlement is recorded in SG&A.

Total debt issuance costs associated with short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter ended June 30, 1999, amounted to zero, however for the Second Quarter 1998, $421,000 was charged to amortization expense. For the six months ending June 30, 1999 approximately $525,000 and for the six months ending June 30, 1998 approximately $1,200,000 was charged to amortization expense. The valuation of the warrants and related amortization expense, represents a non-cash transaction.
Additionally, in the Second Quarter 1999, 171 Preferred penalty shares at $1,710,000; pursuant to the Exchange Agreement (Exhibit 2.4), will be converted at a fixed conversion price of $.261. At today's market prices of approximately $.15 per share the value of the common stock shares would be valued at approximately $982,000. The penalty shares were issued related to the Series A Preferred Convertible transaction and the 1998 common stock private placement holders of the Series A Preferred Convertible in lieu of any accrued or future penalties. There were no such penalties as of the first quarter of 1998.

For purposes of determining net loss applicable to common stock for the second Quarter 1999 and the second Quarter 1998, accrued dividends payable in the amount of approximately $54,000 and $178,000, respectively, and amortization of the beneficial conversion feature related to the issuance of the Series A Preferred Stock have been added to the net loss. Both amounts represent non-cash transactions. Basic and diluted loss per share has been calculated on the basis of net loss applicable to common stock.

YEAR 2000 COMPLIANCE

Like many other companies, Year 2000 computer issues create certain risks for us. If our financial, operational and information systems do not correctly recognize the process date information beyond the year 1999, it could have a significant adverse impact on Panda's ability to process information, which could create significant potential liability for Panda. To address potential Year 2000 issues with its internal systems, we have evaluated these systems. The initial assessment indicated that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. The costs incurred to date related to these programs have not been material. The estimated cost to be incurred by us in the future is not expected to exceed $20,000. These estimates do not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. These estimates are based on our current assessment of the projects and may change as the project progresses.

We are also working with key suppliers of products and services to monitor their progress toward Year 2000 compliance. The failure of a major supplier to become Year 2000 Compliant on a timely basis could materially adversely affect our business, financial condition and operating results.

We have begun internal discussions concerning contingency, planning to address potential problem areas with internal systems and with suppliers and other third parties. We expect assessment, remediation and contingency planning activities to continue throughout the year 1999 with the goal of resolving all material internal and external systems and third-party issues. While Panda has not completed its detail plans with regards to this uncertainty, our management believes, based on discussions with vendors of its major business applications and Year 2000 Compliance certificates received from the related software developers, that the financial impact of making the required systems changes, if any, will not be material to Panda's financial position, results of operations or cash flows.

We deem "Year 2000 Compliant" to mean software that can individually, and in combination with all other systems, products or processes with which the software is designed to interface, continue to operate successfully (both in functionality and performance in all material respects) over the transition into the twenty-first century when used in accordance with the documentation relating to such software. Year 2000 Compliance includes being able to, before, on and after January 1, 2000, substantially conform to the following:

     - use logic pertaining to dates which allow users to identify and/or use the century portion of any date fields without special processing;
     - respond to all date elements and ate input to resolve any ambiguity as to century in a disclosed, defined and pre-determined manner; and

     - provide date information in ways which are unambiguous as to century.

This may be achieved by permitting or requiring the century to be specified or where the date element is represented without a century, the correct century in unambiguous for all manipulations involving that element.

Liquidity and Capital Resources
-------------------------------

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred Stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance with the revised terms effective July 2, 1998) or a floating conversion price. Through June 30, 1998, 271.76 shares of preferred stock were converted into an aggregate of 4,637,310 shares of the Company's common stock. As of June 30, 1999, 529.24 preferred shares are outstanding including dividends.

The Company may require that all unconverted shares of Series A Preferred Stock be converted at any time if the closing bid price of the Company's common stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the Series A Preferred shares which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred Stock. The terms of the Series A Preferred Stock, as revised on July 2, 1998, provide that upon the occurrence of certain Triggering Events, as defined, the Company may be required to pay the holders $100,000 per month until such time that the Triggering Event has been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. On December 16, 1998, a triggering event occurred related to the delisting of the Company's common stock from the Nasdaq National Market to the OTC Bulletin Board. As of April 14, 1999, no payments have been made to the Holders. The Company has reached an agreement with the Series A Preferred Holders in connection with the Triggering Event and has agreed to issue an additional 171 Preferred A shares.

On August 14, 1998, the Company completed the sale of 2,254,602 shares of its Common Stock and warrants in a private placement to accredited investors with gross proceeds of $3.675 million. Upon exercise of certain warrants, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. The Company issued approximately 4,400,000 additional shares associated with the fill-up provision. The Company is required to issue approximately 6,000,000 additional shares of the Company's common stock as of August 15, 1999 in accordance with the Fill-up provision.

During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix PEI Inc. ("Helix"). The loans are secured by the Company's intellectual property and were due August 7, 1998. During August 1998, Helix agreed to extend the maturity date of all the outstanding loans payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of the Company's common stock at an exercise price equal to the fair market value of the Company's common stock at the date of issuance ($2.125). The loans bear interest at the Royal Bank of Canada prime rate plus 2 percentage points per annum (9.40% at June 30, 1999) payable monthly. The warrant has a term of two years. The Company is currently in default on the Helix Loans since the Company did not repay the loan in February 1999.

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

The Company has entered into an agreement with SBI to sell its intellectual property portfolio as well as the fixed assets related to its interconnect and semiconductor business. As part of the sale, the Company has restructured its outstanding loans with Helix that have been in default since February 15, 1999. SBI will assume such Helix loans upon closing. Additionally, the Company has entered into an agreement with the Convertible Preferred A Holders for conversion of the outstanding preferred shares into 21,333,333 common shares at a fixed price of $.261. The restructuring of both agreements is contingent upon the closing of the sale to SBI The transaction is subject to customary closing conditions, including the approval of the Company' shareholders. Helix and the Convertible Preferred A Holders have entered into a Voting Agreement with SBI and such holders own sufficient shares to assure the approval of the transaction by the
Company's shareholders.   The Company will receive a 10% ownership
interest in SBI which will initially be capitalized with $6,000,000.

In June, July and August, 1999, the Company entered into agreement with SBI pursuant to which SBI has loaned the Company $950,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated August 17, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

RISK ASSOCIATED WITH OUR FINANCIAL POSITION.

WE HAVE A HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES.

We are a development stage company with limited operating revenue. We have incurred losses in each year since our inception in 1992. As of August 19, 1999, we had an accumulated deficit of approximately $6 million. We expect to continue to experience substantial losses for the foreseeable future. We are unable to predict the extent of any future losses or the time required to achieve profitability.

WE LACK SOURCES OF ADDITIONAL FUNDING.

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect to continue to do so for the foreseeable future. We have depended upon proceeds of sales of our securities to fund our operations since our inception. Panda has been unable to secure additional sources of capital to fund our business. This continued inability to secure capital will cause us to be unable to(i) develop or enhance our products, (ii) take advantage of future opportunities or (iii) respond to competitive pressures without additional funding. These limitations placed on Panda due to our inability to secure additional funding could materially adversely affect Panda's business, financial condition and operating results. In addition, Panda s working capital is insufficient to operate Panda. Panda is currently in default under different leases due to breaches of insolvency covenants. In the event that the proposed sale of Panda's assets to SBI is not consummated and Panda cannot obtain additional financing, Panda may be forced to cease operations.

WE CANNOT REPAY OUTSTANDING INDEBTEDNESS:

Panda has outstanding loans from Helix in the aggregate principal amount of $2,000,000. The loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%,are secured by Panda's intellectual property and were due and payable on February 15, 1999. As of August 19, 1999, this principal amount due Helix has not been repaid and we are in default under the provisions of this loan. The inability of Panda to repay the Helix loans when due may have a material adverse effect on Panda, including possible loss of rights to its intellectual property through foreclosure, and could cause Panda to be unable to implement its business strategy or force Panda to otherwise significantly curtail or cease its operations. Our obligations under the Helix loans would be assumed by SBI upon consummation of the Proposed Sale.

BUSINESS FACTORS THAT MAY ADVERSELY AFFECT OUR OPERATIONS.

WE FACE THE PRESSURES OF A COMPETITIVE INDUSTRY.

Panda operates in markets that are subject to intense competitive pressures that could affect prices or demand for Panda's products and services. The effect of competition on prices and demand may result in reduced profit margins and/or loss of market opportunity. Some competitors of Panda dominate their industries and have the financial resources to enable them to withstand substantial price competition or downturns in the market for semiconductor packages, related technologies and/or computers. Panda faces the possibility (1) that we will not be able to compete successfully, (2) that our competitors or future competitors will develop technologies or products that render Panda's products and technology obsolete or less marketable or (3) that we will not be able to successfully enhance our products or technology or adapt them satisfactorily.

WE HAVE RISKS INVOLVED WITH OUR INTERNATIONAL SALES.

Conducting business outside of the United States is subject to particular risks, including: - changes in regulatory requirements and tariffs; - reduced protection of intellectual property rights; - difficulties in distribution; - the burden of complying with a variety of foreign laws; and - political or economic constraints on international trade or instability. In addition, all of our international sales are currently priced in U.S. dollars, but future sales or licensing of our products or technologies outside the United States may be subject to the risks associated with fluctuations in currency exchange rates.

WE CANNOT BE SURE THE MARKET WILL ACCEPT OUR PRODUCT.

The products and technologies currently being sold or developed by Panda utilize newly developed designs. We believe that our existing and proposed technology and products represent significant advancements in semiconductor packaging technology. Demand for Panda's existing and proposed products, however, is subject to a high degree of uncertainty. Such high degrees of uncertainty are typical in the case of newly developed products. Achieving marketing acceptance for Panda's technology and existing and proposed products will require substantial marketing efforts and expenditure of significant funds to educate potential purchasers as to the distinctive characteristics and anticipated benefits of Panda's proposed products and technologies. Potential purchasers may be inhibited from doing business with Panda due to their commitment to their existing products. In addition, many potential purchasers maybe reluctant to use Panda's products and technologies until a sufficient number of other potential purchasers have already committed to do so. We have hired sales and marketing personnel for its VSPA semiconductor package and Compass Connector. Panda's marketing efforts may not be successful. If we are unable to market our products successfully, our business, financial condition and operating results will be materially adversely affected.

OUR PRODUCT IS VERY COMPLEX.

Panda's success will depend in part upon its products and technology meeting acceptable cost and performance criteria, and upon timely introduction of our products and technology into the marketplace. There can be no assurance (1) that Panda's products and technology will satisfactorily perform the functions for which they are designed,
(2) that they will meet applicable price or performance objectives or
(3) that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development or commercialization. In addition, technology as complex as that which will be incorporated into Panda's proposed products may contain errors which become apparent subsequent to widespread commercial use. Remedying such errors could delay Panda's plans and cause us to incur additional costs which would have a material adverse effect on Panda.

WE ARE DEPENDENT ON MANUFACTURERS AND SUPPLIERS.

Panda has developed the ability to manufacture the VSPA semiconductor package. We have also made arrangements with third-party manufacturers to produce certain versions of the VSPA semiconductor package. Despite these existing production arrangements, Panda may not be able to produce sufficient quantities of VSPA to meet demand. Any inability to meet the demand for our products would have a material adverse effect on Panda's business, financial conditions and operating results.

WE DEPEND ON KEY PERSONNEL.

Because of the specialized technical nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. The competition for qualified personnel in the technology field is intense. We may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would be detrimental to our research and development programs and to our business. Panda may not be able to continue to hire additional qualified personnel or retain such necessary personnel. The failure to attract and retain the necessary personnel could materially adversely affect our business, financial condition and operating results. We maintain "key man" life insurance on Mr. Crane's life in the amount of $2,000,000.

WE ARE DEPENDENT ON OUR INTELLECTUAL PROPERTY.

Trademarks, patents, copyrights, trade secrets and other intellectual property are critical to our success, and we rely on trademark, trade secret protection and confidentiality and/or license agreements with our employees, clients, partners and others to protect our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. As of June 7, 1999, Panda had obtained 19 United States patents and an aggregate of 43 foreign patents. We currently have a total of 17 patent applications pending in the United States and 30 foreign patent applications. Pending patent applications may not result in patents being issued. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. The patent position of high technology companies involves complex legal and factual questions and, therefore, we cannot predict their validity and enforceability with certainty. Even if issued, our patent applications may be challenged, invalidated, held unenforceable or circumvented. Further, rights granted under future patents may not provide proprietary protection or competitive advantages to us against competitors with similar technology. Others may independently develop similar technologies or duplicate technologies developed by us. Effective trademark and trade secret protection may not be available in every country in which our products and services are made available online. The steps we have taken to protect our proprietary rights may not be adequate, and third parties may infringe upon or misappropriate our trade secrets, trademarks, trade dress and similar proprietary rights. Others may independently develop substantially equivalent intellectual property. Any significant failure to protect our intellectual property in a meaningful manner could materially adversely affect our business, financial condition and operating results. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and technical resources, which could materially adversely affect our business, financial condition and operating results.

OTHER FACTORS THAT MAY ADVERSELY AFFECT OUR RESULTS

WE HAVE THREE PENDING LITIGATION MATTERS.

On October 16,1998, a complaint was filed against Panda in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L.C. The complaint alleges breach of contract by Panda for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that Panda is required to proceed with the financing transaction. The outcome is both immeasurable and undeterminable. We may not be successful in defending this litigation. Even if Panda is successful in defending itself in such litigation, the diversion of critical resources involved in defending and settling these actions could have a substantial material adverse effect on Panda.

On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi")entered into a settlement agreement (the "Settlement Agreement")relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash and the remainder is to be satisfied upon the sale of Panda Project shares which have been delivered to Sarubbi by Panda. Panda will register those shares for Sarubbi pursuant to the Registration Statement of which this prospectus is a part. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount will be recorded as a charge against Company earnings for the quarter ended December 31, 1998. Additionally, the Company and Mr. Sarubbi have entered into an Amendment to the Settlement Agreement dated December 11,1998 (the "Amendment"). The Amendment is dated June 24, 1994. In accordance with the Amendment, the Company has issued Mr. Sarubbi an additional 2,100,000 shares to be registered pursuant to an S-2 that was filed with the SEC . In addition, the Company has agreed to propose a vote to the shareholders to issue additional shares. If approved, Mr. Sarubbi would receive an additional 3,750,000 shares. No further compensation, regardless of the total proceeds would be required if all shares are issued. Currently the S-2 which was filed has not been deemed effective and is still under review by the SEC. The Company is in technical default of the Amendment.

On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation.

WE CANNOT ENSURE YEAR 2000 COMPLIANCE.

Panda believes that computer systems of Panda and its suppliers are able to process date information beyond the year 1999. Panda is working to monitor the progress of its key suppliers to achieve Year 2000 compliance. The failure of a major supplier to become Year 2000 compliant would materially adversely affect Panda's business operations.

OTHER FACTORS THAT MAY ADVERSELY AFFECT OUR COMMON STOCK

WE HAVE BEEN DELISTED FROM NASDAQ NATIONAL MARKET.

Panda was delisted from the Nasdaq National Market, effective December 16,1998, due to its inability to meet the requirements necessary to be listed on that exchange. On December 17, 1998, Panda began trading on the NASD OTC Electronic Bulletin Board system or in what is commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of Panda's securities or to obtain accurate quotations as to the price of, such securities. In addition, delisting may affect our ability to issue additional securities or to secure additional financing.

WE HAVE EXISTING OBLIGATIONS TO SOME PANDA SECURITYHOLDERS.

Holders of Common Stock received in the August 1998 private placement have the right to receive $383,500 in penalty payments from Panda due to unfulfilled obligations. Some of the holders have agreed to waive this penalty.

ANTI-TAKEOVER STATUTES.

Certain provisions of our Amended and Restated Articles of Incorporation and Florida law could make a merger, tender offer or proxy context involving Panda more difficult, even if such events could be beneficial to the interests of the shareholders. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the common stock. See "DESCRIPTION OF CAPITAL STOCK Florida Law and Certain Anti-takeover Charter Provisions."

POSSIBLE LACK OF RESOURCES OF SELLING SECURITYHOLDER.

The Selling Security holder may be deemed to be an Underwriter pursuant to the Securities Act. As Underwriters, they may become liable to the purchasers of the Common Stock offered under this prospectus pursuant to the terms of the Securities Act if certain provisions of the Securities Act are not complied with by them. The Selling Security holder may not have the financial resources to discharge any such liability.

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is subject to changing interest rates. The Company's policy is to manage interest rate risk through the use of floating rate debt instruments. The Company has loans with an unrelated lender totaling two million at June 30, 1999. The interest rate on these loans is the Royal Canadian prime rate plus 2%. An immediate increase of 10% in interest rates would not be material.

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

On December 11, 1998, the Company and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement Agreement, the Company agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of the Company's common stock which have been delivered to Sarubbi by the Company. The Company has registered 1,775,000 shares for Sarubbi pursuant to the S-2 Registration Statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after the Company's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. Additionally, the Company and Mr. Sarubbi have entered into an Amendment to the Settlement Agreement dated December 11,1998 (the "Amendment"). The Amendment is dated June 24, 1994. In accordance with the Amendment, the Company has issued Mr. Sarubbi an additional 2,100,000 shares to be registered pursuant to an S-2 that was filed with the SEC . In addition, the Company has agreed to propose a vote to the shareholders to issue additional shares. If approved, Mr. Sarubbi would receive an additional 3,750,000 shares. No further compensation, regardless of the total proceeds would be required.

On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

The Company has outstanding loans from Helix in the aggregate principal amount of $2,000,000. Such loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%, are secured by the Company's intellectual property and were due and payable on February 15, 1999. As of August 19, 1999, this principal amount due Helix has not been repaid and is in default. The inability of the Company to repay the Helix loans when due may have a material adverse effect on the Company, including possible loss of rights to its intellectual property through foreclosure which would cause the Company to cease its operations. In connection with the Helix loans, the Company has issued to Helix warrants to purchase an aggregate of 2,850,000 shares of Common Stock at exercise prices ranging from $1.63 to $2.125 per share (collectively, the "Helix Warrants"). The Helix Warrants have expiration dates ranging from December 19, 1999 to August 7, 2000. These warrants have been valued at an aggregate of approximately $4,324,000. A total of $4,324,000 has been charged to amortization expense for these warrants through February 15, 1999. This accounting treatment has no impact on the Company's cash balance. As of August 15, 1999, Helix and its affiliates hold approximately 3.3% of the Company's outstanding Common Stock (not including shares issuable upon exercise of warrants).

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

June 18,1999       The Panda Project has entered into a loan agreement
                   with Silicon Bandwidth, Inc. in the amount of $300,000 secured by the Company's assets.

August 11, 1999    The Panda Project, Inc. has entered into a Loan
                   agreement for an additional $325,000 totalling
                   $625,000 secured by the Company's assets.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE PANDA PROJECT, INC.

Date:   August 20, 1999
                                 By: /s/ MELISSA F. CRANE
                                 -------------------------------
                                           Melissa F. Crane
                                 Acting Chief Financial Officer
                                   (On behalf of the Registrant and
                                     as Principal Financial and
                                          Accounting Officer)


                             EXHIBIT INDEX


Exhibit                        Description of Exhibit
-------                       ----------------------

2.1  Letter of Intent by Silicon Bandwidth, Inc. dated May 18,
     1999.  Filed as an exhibit to an 8-K dated May 18, 1999.

2.2  Voting Agreement. Filed as an exhibit to an 8-K dated May 18,
     1999.

2.3  Agreement between Helix (PEI), Inc., The Panda Project, Inc.
     and Silicon Bandwidth, Inc. Filed as an exhibit to an 8-K dated May 18, 1999.

2.4  The Exchange Agreement between Panda Project inc. and the
     Convertible Preferred A Holders. Filed as an exhibit to an 8-K dated May 18, 1999.

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

4.7   Form of Common Stock Purchase Securities Agreement
      (incorporated herein by reference).

4.8 Form of Common Stock Purchase Warrant (incorporated herein by reference).

4.9   Promissory Note dated June 11, 1999 by and between The
      Panda Project, Inc. (the "Company") and Silicon Bandwidth,
      Inc. ("SBI").Filed as an exhibit to an 8-K dated June 18, 1999.

4.10  Promissory Note dated July 15, 1999 by and between The
      Panda Project, Inc. (the "Company") and Silicon Bandwidth,
      Inc. ("SBI").Filed as an exhibit to an 8-K dated August 11, 1999.

4.11 Promissory Note dated August 17, 1999 by and between The Panda Project, Inc. (the "Company") and Silcon Bandwidth, Inc. ("SBI"). filed as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1999.

10.1  Amended and Restated Employment Agreement between the
      Company and Stanford W. Crane, Jr., dated February 22, 1994
      (incorporated herein by reference to Exhibit 10.1 filed as part of the Form SB-2).@

10.2  1993 Performance Incentive Plan, dated December 29, 1993
      (incorporated herein by reference to Exhibit 10.6 filed as part of the Form SB-2).@

10.3 Amended and Restated Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 filed as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1997).@

10.4 1995 Employee Stock Incentive Plan, dated November 2, 1995 (incorporated herein by reference to Exhibit 4.4 filed as part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 7, 1995 (Registration No. 33-99058)).@

10.5(a)Lease Agreement between the Company and Fairfax Boca '92
       L.P., dated March 2, 1994 (incorporated herein by reference to Exhibit 10.9(a) filed as part of the Form
       SB-2).

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

10.24 Secured Promissory notes dated May 28, 1998, June 28, 1998 and July 17, 1998 issued to Helix.

10.25   Registration Rights Agreement, dated as of February 6, 1998.

21      Subsidiaries of the Company.

27      Financial Data Schedule.

________________

*  Incorporated herein by reference
@ - Management contracts and compensatory plans and arrangements