Form 10-K/A
period 1998-12-31
PANDA PROJECT INC
filed 1999-09-09
CIK 917736

FORM 10-K/A
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             Annual Report
                             -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

VSPA has been designed to address the increasing demands on bandwidth from the silicon to the PCB. VSPA is a low cost surface mount semiconductor package that provides higher I/O in less space with improved electrical and thermal performance as compared to other packages on the market today. VSPA, also called PQFP-B, is registered with JEDEC JC-11 committee under MO-198 and has passed Military
Standard 883D. The JEDEC JC-11 committee is responsible for setting standards for semiconductor packages. The Company obtained JEDEC designation in 1997.
The JEDEC designation for VSPA is PQFP-B. Semiconductor manufacturers can obtain relevant mechanical data and specifications regarding the VSPA product. Military standard 883D is the reliability standard for electrical and mechanical testing parameters which indicate the level of future durability and performance for components. In order for VSPA to be commercially viable, it was necessary to prove its performance by achieving industry standard levels. The qualification testing from the VSPA was performed by independent companies including ISE/IQL Labs, Inc., Lockheed Martin and the Georgia Tech Packaging Research Center.


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

Compass V is the most dense interconnect currently in production. On the edge of a printed circuit board it delivers 146 contacts per linear inch when used in a double-sided arrangement. This compares with 80 contacts per linear inch in the most widely used products used in high density applications. LG Cable contracted for Bellcore testing of the Compass V with Contech, an independent testing group.
The Compass V connector received Bellcore approval in 1998. Bellcore approval is an important series of reliability, mechanical and electrical tests for the telecommunications industry. In order for an interconnect to be used in commercial applications for the telecommunications industries, most potential end users will require that the connector be Bellcore approved. Compass uses a patented arrangement of contacts and is actually capable of delivering over 300 contacts per linear inch on the edge of a printed circuit board, and over 1100 in a parallel configuration in one square inch.

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

BACKLOG
--------


As of March 15, 1999, the Company's revenue backlog amounted to approximately $966,000. The Company expects to completely fill the current backlog within the current fiscal year. As of March 15, 1999, the backlog consisted of product to be shipped to SEEQ and Veridicom under their respective original purchase orders.

In the first Quarter ending March 31, 1998, the Company reported a backlog of approximately $1,700,000. Of the $1,700,000 reported, $707,500 was recognized during year ending December 31, 1998. The remaining portion of the backlog of $992,500 related to one customer was not recognized due to delays to Veridicom in shipment of their silicon wafers.

RESEARCH AND DEVELOPMENT
-------------------------

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

COMPETITION
- -----------

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

ITEM 2.  PROPERTIES

The Company leases its principal offices in Boca Raton, Florida. The total space is approximately 11,230 square feet. This facility has housed the Company's operations since November 1, 1998. The lease agreement is for an original five year term. The rent is approximately $13,000 per month.

The Company leases two adjoining additional facilities in Boca Raton, Florida totaling approximately 7,200 square feet and uses these facilities for the Company's machining operations, the production of the automated machines for producing VSPA parts and current VSPA production. The leases for these two facilities total approximately $5,000 in monthly rental payments. There is no long-term lease agreement for the 7200 square foot facility. The Company pays rent on a month by month basis.

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

The Company has terminated its lease in Hayward, California for 50,000 square feet, the original lease agreement had a term of 5 years with monthly rental fees of approximately $18,000. Panda was required to secure lease payments with an $80,000 Certificate of Deposit held at the Silicon Valley Bank. On July 16, 2000, the security deposit shall be reduced to $40,000 provided that no event of default has occurred by the current tenant. On July 16, 2002, all remaining funds will be released.

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

On December 11, 1998, the Company and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement Agreement, the Company has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December
1998 and the remainder is to be satisfied upon the sale of shares of the Company's common stock which have been delivered to Sarubbi by the Company. The Company has registered 1,775,000 shares for Sarubbi pursuant to the S-2 Registration Statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida
Court of Appeals for the Fourth District to dismiss the litigation within five business days after the Company's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. Any further legal action taken by Mr. Sarubbi may be material to the Company.

Any further legal action taken by Mr. Sarubbi may be material to the Company.

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

Since January 1998, the Company has issued securities through private placements, stock option plan and the 401K plan. Listed below is a chart of all such securities from January 1, 1998 through June 30, 1999.


                                                                         Class of                       Aggregate
                                                           Relationship  Person to        Aggregate     Underwriting
                                             Registration  to            whom Shares      Offering      discount or
Shareholder    Shares Issued     Reason      Statement     Panda         were sold        Price         commission
-----------    ---------------   ------      ---------     -----         ---------        ---------     -----------
Preferred                        Preferred                               Sophisticated
 Stock                           Stock                                   & Institutional
 Issuance              600       Financing    7/7/1998 S-3               Investors        $6,000,000

Preferred                        Preferred
 Stock                           Stock
 Dividends              30       Financing
                    ------       Agreement    7/7/1998 S-3
                       630
                    ======
Common
Stock
------
                                 Investor                                Sophisticated
Ballin &                         Relations                               & Institutional
Partners             5,000       Services     Reg S                      Investor         $   18,125

August 1998                                                              Sophisticated
Equity                                                                   & Institutional
Transaction      2,254,602       Financing    Pending S-2                Investors        $3,675,000   $  117,500

Samtec, Inc.       666,667       Financing    Not                        Sophisticated
                                              Registered                 & Institutional
                                                                         Investor         $  500,000

Fill-up                          August 1998  Not                        Sophisticated
Shares           4,441,829       Equity Trans Registered                 & Institutional
                                 Agreement                               Investors        $     -

Helix            1,000,000       SBI/Helix/   Not                        Sophisticated
                                 Panda        Registered                 & Institutional
                                 Agreement                               Investors        $  266,000

ISO                  3,000       Incentive    2/12/98 S-8    Employees   Employee
Exercise                         Stock Option                            Option
                                 Plan                                    Exercise         $   12,250

401K                13,138       401K Plan    2/12/98 S-8    Employees   Employee
                                                                         401K plan        $   54,382

Joseph           3,875,000       Legal        2/3/99 S-2                 Legal
Sarubbi                          Settlement   & 7/26/99                  Settlement
                                 Agreement    Pending S-2                Agreement        $1,087,600

Preferred        4,637,426       Preferred    7/17/98 S-3                Sophisticated
Stock                            Stock                                   & Institutional
Conversions                      Agreement                               Investors        $2,517,561

IIRG                18,462       Investor     Exemption                  Sophisticated
                                 Relation     Section 4(2)               & Institutional
                                 Services     of the Securities          Investors        $   76,852
                                              Act 1933

Warrant                          Warrant      10/28/96 S-3               Sophisticated
Exercise           553,333       Exercise                                & Institutional
                                 Agreement                               Investors        $  415,175

Common Shares  -----------
Issued          17,468,457
1/1/98-6/30/99 ===========

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

The Company has received firm purchase commitments of approximately $900,000 for prototype, pre-production and production orders of its Technology Products from Veridicom, EG&G, SEEQ Technologies Incorporated, Motorola, Kaiser Aerospace & Electronics, Honeywell, Tamarack Microelectronics Inc., Lucent Technology, SAA Dynamics and National Semiconductor. The Company anticipates that these purchase commitments will result in increased revenues. However, there can be no assurance that such anticipated revenues will materialize. Several of these customers have notified the Company that the VSPA parts have passed Mil Std. 883 level of qualification for their specific application (see Semiconductor packages ).

CHANGE IN FISCAL YEAR END

During September 1997, the Company decided to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the twelve months ended December 31, 1998 are compared to the audited nine months ended December 31, 1997 and the nine months ended December 31, 1997 are compared to the unaudited nine months ended December 31, 1996.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

Net revenues decreased to approximately $823,000 during the twelve month period ended December 31, 1998 from $2,247,000 for the nine month period ended December 31, 1997. Net revenues for the respective periods include approximately $184,000 and $924,000 of net sales of Archistrat Computers, $100,000 and $350,000 of licensing fees, and approximately $136,000 and $973,000 of revenues associated with a cooperative development agreement with the U.S. government. Also approximately $170,000 of net revenues from the introduction of the Rock City line of computers and approximately $232,000 from the sale of VSPA and Compass semiconductor packages. The Company completed all of the milestones set forth in its cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) during
April 1998. The objective to the DARPA program was to develop a family of VSPA semiconductor packages and process technologies, including a variety of multi-chip modules, and to define the infrastructure to manufacture these packages on a high volume, low cost basis. The decrease in revenue related to the Archistrat Computers is directly related to the Company s refocused efforts toward the Rock City line of computers introduced during the second quarter of 1998. In September 1998, the Company streamlined operations related to the System business including both the Archistrat and Rock City products. In November 1998, the Company ceased all operations related to the Systems business.

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

Selling, general and administrative ("S,G&A")expenses increased to approximately $9,300,000 for the twelve month period ending December
31, 1998 from $6,100,000 for the nine months ended December 31, 1997. The increase of approximately $3,200,000 was primarily related to a $1,000,000 charge related to a legal settlement (see legal proceedings), approximately $253,000 related to the relocation of the Company's corporate headquarters in November 1998, and approximately $285,000 charge to reserve certain receivables associated with the Systems business. After the effect of these charges totaling approximately $1,600,000 and annualizing SG&A for the nine months ended December 31, 1997 (approximately $8,100,000) for comparative purposes, SG&A actually decreased approximately $433,000. The decrease in SG&A is primarily related to management s decision to streamline operations. During 1998, the Company reduced its number of employees resulting in savings of approximately $211,000 related to employee compensation, benefits and travel, $620,000 reduction related to consulting agreements and an increase of $245,000 in advertising and marketing expenses related to the introduction of the Rock City line of computers in the first and second quarters of 1998.

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

The Company believes that its potential liability related to its products for Year 2000 compliance is not expected to exceed $5,000. The Systems products Rock City, 5R, and 5S are year 2000 compliant. The 4S may not, depending on the operating system used, make the transition automatically. Specifically, 4S systems using the Pentium 100 and Pentium 166 Intel processors. Once the systems are assisted by changing the date and time in the Bios, then the system is year 2000 compliant. The Company estimates that approximately 100 4S computers with this potential problem were sold. The Semiconductor and interconnect products are sold as components as opposed to completed products and therefore there is no liability associated with the year 2000 issue.

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

We deem "Year 2000 Compliant" to mean software that can individually, and in combination with all other systems, products or processes with which the software is designed to interface, continue to operate successfully (both in functionality and performance in all material respects) over the transition into the twenty-first century when used in accordance with the documentation relating to such software. Year 2000 Compliance includes being able to, before, on and after January 1, 2000, substantially conform to the following:

-- use logic pertaining to dates which allow users to identify and/or use the century portion of any date fields without special processing;

-- respond to all date elements and date input to resolve any ambiguity as to century in a disclosed, defined and pre-determined manner; and

-- provide date information in ways which are unambiguous as to century.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Form 8-K on October 28, 1998.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages as of March 31, 1999 and business experience of the executive officers of the Company:

Name                     Age  Position
- ----                     ---  --------

Stanford W. Crane, Jr.   49   President, Chief Executive Officer
                                and Chairman of the Board of Directors
Melissa F. Crane         34   Acting Chief Financial Officer

William E. Ahearn        61   Board Member

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

                          SUMMARY COMPENSATION TABLE
                      -----------------------------------

                                           Annual           Long-Term
                        Fiscal            Compensation      Compensation    All Other
Name and Principal      Period       Salary          Bonus   Options (#)   Compensation
- ------------------      ------      -----------------------  -----------   ------------
Position
- --------
Stanford W. Crane, Jr.
  President, Chief        1998      $150,000           -           -         $9,600<F2>
  Executive Officer and   1997       150,000            100<F1>    -          7,613<F9>
  Chairman of the         1996       150,000           -           -          2,344<F8>
  Board

William E. Ahearn
  Vice President and      1998       96,666<F5>        -           -          6,000<F2>
  Chief Scientist         1997      143,752          50,100<F11> 70,000       4,800<F2>
                          1996        8,814            -           -           -

C. Daryl Hollis
  Executive Vice          1998       78,125<F6>        -           -          6,000<F2>
  President, Secretary    1997       93,754          25,100<F10> 70,000       4,800<F2>
  Treasurer and Chief     1996         -               -           -           -
  Financial Officer

Melissa F. Crane
  Vice President of       1998      125,000          25,000<F3>    -          5,035<F4>
  Strategic Business      1997       66,935<F12>       -           -

Roy Lee
Vice President            1998      125,000            -           -          3,150<F2>
Engineering               1997

Kevin J. Calhoun          1998       85,000<F7>        -           -          1,600<F2>
Controller                1997      110,000            -           -         17,783<F13>

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

                            STOCK OPTION GRANTS IN LAST FISCAL YEAR

     Option Grants. The following table summarizes option grants during the fiscal year ended
December 31, 1998 to the Named Executive Officers:

                                                                           Potential
                                                                           Realizable
                                    Percent                             Value at Assumed
                                    of Total                             Annual Rates of
                                    Options                               Stock Price
                         Options   Granted to   Exercise               Appreciation for
                         Granted   Employees     Price      Expiration  Option Term <F2>
Name                     (#)<F3>   In Period   ($/Share)<F1>   Date      5%($)    10%($)
- ----                      ------   ---------   ------------    ----     -------  --------
Stanford W.
  Crane, Jr.               -           -            -           -           -         -

William E. Ahearn         5,000        *           5.25        01/29/08     -         -

Daryl Hollis              5,000        *           5.25        01/29/08     -         -


Melissa F. Crane         35,000        4.5%        5.25        01/29/08     -         -

Roy Lee                   5,000        *           5.25        01/29/08     -         -
                         50,000        6.45%       0.78        10/29/08   24,527    62,155

Kevin J. Calhoun          2,500        *           5.25        01/29/08     -         -

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

                                      Amount and
                                      Nature of       Percentage
                                      Beneficial     of Outstanding
Name and Address of Beneficial Owner  Ownership(1)    Shares Owned(2)
- ------------------------------------  ------------    ---------------

Stanford W. Crane, Jr. (3)...........        6,860              *

William E. Ahearn ...................            0              *

C. Daryl Hollis .....................        1,000              *

Melissa F. Crane (4).................       41,000              *

Helix (PEI)
  99 Yorkville Avenue
  Suite 210
  Toronto, Ontario M5R 3K5 (5).......    4,172,448            19.7%

Claud L. Gingrich (6)................        3,000              *

Rao R. Tummala (7)...................        3,000              *

Joseph A. Sarubbi (8)................      1,775,000           8.4%

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

(5) Includes 1,268,100 shares deemed to be beneficially owned by Helix Investments (Canada) Inc., is the sole shareholder of Helix (PEI) Inc., Additionally Helix has 2,950,000 shares issuable upon exercise of outstanding warrants. Warrants to purchase 54,348 of such shares at an exercise price of $40.00 per share expire in July, 1999. The remainder of the warrants are exercisable at prices ranging from $1.63 to $2.125 per share.

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

3.4 Fifth Articles of Amendment of Amended Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the period ended March 31, 1998).

3.5 Sixth Articles of Amendment of Amended Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company's amended Quarterly Report of Form 10-Q for the period ended March 31, 1998 filed July 2, 1998).

3.6 Seventh Articles of Amendment of Amended Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.5 to the Registrant's Quarterly Report of Form 10-Q for the period ended June 30, 1998).

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

4.7     Form of Common Stock Purchase Securities Agreement
        (incorporated herein by reference to Exhibit 10.1 as part of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998).

4.8 Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 as part of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998).

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

10.24 Secured Promissory note dated May 28, 1998 issued to Helix (incorporated herein by reference to Exhibit 10.1 filed as part of the Registrant's quarterly report on amended Form 10-Q/A for the quarter ended June 30, 1998.

10.25 Registration Rights Agreement, dated as of February 6, 1998 (incorporated herein by reference to Exhibit 99.2 to the Company's 8-K filed on February 23, 1998).

10.26 Secured Promissory note dated June 28, 1998 issued to Helix (incorporated herein by reference to Exhibit 10.2 filed as part of the Registrant's quarterly report on amended Form 10-Q/A for the quarter ended June 30, 1998.

10.27 Secured Promissory note dated July 17, 1998 issued to Helix (incorporated herein by reference filed as part of the Company's 8-K filed on July 30, 1999.)

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

THE PANDA PROJECT, INC.
                                      ___________________________
                                          (Registrant)
Date: September 8, 1999               By:  /s/ Stanford W. Crane, Jr.
                                          Chairman of the Board
                                          President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

_________________________                            September 8, 1999
/s/ Stanford W. Crane, Jr.
President and Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)

--------------------------                           September 8, 1999
/s/ Melissa F. Crane
Acting Chief Financial Officer
and Secretary (Principal Financial
Accounting Officer)

_________________________                            September 8, 1999
/s/ William E. Ahearn
Director

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

Change in Fiscal Year
- ---------------------

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

Use of Estimates
- ----------------

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

Cash and Cash Equivalents
- -------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Page F-11

Accounts Receivable
--------------------

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

Inventory
----------

     Inventory is stated at the lower of cost using a first-in, first-out basis, or market. Reserves are provided for excess and obsolete inventory.

Property and Equipment
-----------------------

     Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Maintenance and repair costs are expensed as incurred.

Revenue Recognition
- -------------------

     The Company recognizes revenue from product sales at the time of shipment. Licensing fees are recognized as received. Contract research and development revenue are recorded upon the achievement of stated milestones.

Per Share Data
- --------------

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

Income taxes
- ------------

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

NOTE F - INVENTORY

     As discussed in Note A the Company elected to exit its System business as of November 1998. This decision, coupled with the rapid technological development in the computer industry resulted in the recognition of a write-down of substantially all of its Systems inventory of $1,178,837. This write-down was recorded as a component of the cost of goods sold. The inventory as of December 31,1998 is comprised of the Company's VSPA raw materials and finished goods of $22,319 and the net realizable value of the Systems inventory of $25,000. The inventory at December 31, 1997 net of reserves of $600,000 consists of the following:

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

NOTE N - EMPLOYEE BENEFIT PLANS

Stock Incentive Plans
- ---------------------

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

     The following tables summarize information about outstanding and exercisable stock options as of December 31, 1998:

                    Options Outstanding        Options Exercisable
              -------------------------------  -------------------
                        Weighted -
                        Average      Weighted-            Weighted-
                        Remaining    Average              Average
Exercise                Contractual  Exercise             Exercise
Prices         Shares   Life (years) Price      Shares    Price
------------   -------   -----------  --------  -------    ---------
$.78          375,000    9.5 years   $  .78       -      $  -
$2.75-$3.81    20,500   6.26 years   $ 3.57      6,500   $ 3.28
$4.25-$6.13   301,650   8.53 years   $ 5.20    168,350   $ 5.32
$7.75-$8.50    82,250   6.60 years   $ 7.92     53,000   $ 7.87
$12.50-$14.25  16,000   6.00 years   $13.10     14,000   $13.15
$28.25-$44.25  20,000   6.40 years   $36.62     15,500   $31.63
               -------   ----         -----    -------    -----
              815,900   8.62 years   $ 4.32    257,350   $ 7.80

Employee Savings Plan
----------------------

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

Commitments
- -----------

     During the year ended December 31, 1998, the Company issued significant purchase orders to three suppliers to provide materials for the production of the Company's VSPA semiconductor package. The aggregate commitment under these purchase orders is approximately $1.1 million as of December 31, 1998.

Litigation
- ----------

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

     On December 11, 1998, the Company and Joseph Sarubbi, (a former director of the Company) entered into a settlement agreement related to litigation in which Sarubbi had obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement Agreement, the Company paid Sarubbi total consideration worth $1,000,000 of which $240,000 was paid in cash in December 1998 and the remaining $760,000 was paid via the issuance of 1,775,000 shares of the Company's common stock. Under the Settlement Agreement the common stock was registered in a registration statement filed in February 1999. The Company recorded a $1,000,000 charge to selling general and administrative expenses in December 1998. In the event that the 1,775,000 shares does not generate sufficient precedes, the Company would have the option to pay the difference in cash or additional shares of common stock. Any further legal action taken by Mr. Sarubbi may be material to the Company.

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