Form 10-Q/A
period 1999-03-31
PANDA PROJECT INC
filed 1999-09-09
CIK 917736

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

2.  Inventory

The inventory as of March 31, 1999 is comprised of the Company's VSPA raw materials and finished goods of $26,087 and the net realizable value of the Systems inventory of $25,000 (net of reserves of $1,613,250). The inventory as of December 31, 1998, is comprised of the Company's VSPA raw materials and finished goods of $22,319 and the net realizable value of the systems inventory of $25,000 (net of reserves of $1,778,837).

Product sales for the quarter ended March 31, 1999 includes approximately $104,000 related to the sale of Systems inventory. These sales had no related cost of sales as inventory items with original cost $165,586 were reserved as of December 31, 1998.

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

8.  Subsequent Events

On May 14, 1999 the Company entered into an agreement with Silicon
Bandwidth, Inc. ("SBI") to sell its intellectual property portfolio as well as the fixed assets related to its interconnect and semiconductor
business.   As part of the sale , The Company has restructured its
outstanding loans with Helix that have been in default since February
15, 1999.  SBI will assume such Helix  loans upon closing.
Additionally, the Company has entered into an agreement with the
Convertible Preferred A Holders for conversion of the outstanding preferred shares into 21,333,333 common shares at a fixed price of
$.261. The restructuring of both agreements is partially contingent upon the closing of the sale to SBI. The transaction is subject to customary closing conditions, including the approval of the Company's
shareholders.  Helix and the Convertible Preferred A Holders have entered into a Voting Agreement with SBI and such  holders own approximately 50.2% of the shares outstanding which is a sufficient number of shares to assure the approval of the transaction by the
Company's shareholders.   The Company will receive a 10% ownership
interest in SBI which will initially be capitalized with $6,000,000.
(See exhibits 2.1, 2.2, 2.3 and 2.4).

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

Net revenues increased during the quarter ended March 31, 1999 ("First Quarter of 1999") to approximately $813,000 as compared to $144,000 for the quarter ended March 31, 1998 ("First Quarter of 1998"). VSPA Product sales for The First Quarter of 1998 were approximately $209,000 for prototype, pre-production and production orders, $104,000 for sale of Systems inventory and a significant portion of the Company's revenue, related to a one time $500,000 licensing fee from Samtec, Inc.. The System inventory sales had no related cost of sales as inventory items with original cost $165,586 were reserved as of December 31, 1998.

Cost of goods sold of approximately $118,000 is comprised of raw material purchases related to the VSPA and Compass connector sales for the First quarter of 1999. Comparatively, approximately $160,000 is comprised of raw material costs related to Archistrat Computer sales for the First quarter of 1998. The Company refocused its efforts toward the Rock City line of computers introduced during the Second quarters of 1998. However, in September 1998, the Company streamlined operations related to the Systems business including both Archistrat and Rock City products and in November 1998, the Company ceased all operations related to the Systems business.

Research and development ("R&D") expenses decreased to approximately $381,000 for the First Quarter of 1999 as compared to approximately $1,005,000 for the First Quarter of 1998. This decrease is primarily due to ceasing operations relating to Systems activity and the completion of the cooperative development agreement with the U.S. government. R&D for the First Quarter of 1999 was attributable to new custom VSPA designs for specific customer applications and the refinement of the existing VSPA Flex automation machines.

Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the First Quarter 1999 to $1,200,000 compared to $ 1,988,000 for the First Quarter 1998. The average number of employees has decreased from 70 at March 31, 1998 to 25 full time employees as of March 31, 1999. The decrease in full-time employees is directly related to ceasing operations related to Systems activity and the need to reduce on going operational costs. Payroll and related expenses decreased approximately $623,000 from the quarter ended March 1999 as compared to the quarter ended March 1998.

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

We deem "Year 2000 Compliant" to mean software that can individually, and in combination with all other systems, products or processes with which the software is designed to interface, continue to operate successfully (both in functionality and performance in all material respects) over the transition into the twenty-first century when used in accordance with the documentation relating to such software. Year 2000 Compliance includes being able to, before, on and after January 1, 2000, substantially conform to the following:

- - use logic pertaining to dates which allow users to identify and/or use the century portion of any date fields without special processing;

- - respond to all date elements and date input to resolve any ambiguity as to century in a disclosed, defined and pre-determined manner; and

- - provide date information in ways which are unambiguous as to century.

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

The Company may require that all unconverted shares of Series A
Preferred Stock be converted at any time if the closing bid price of the Company's common stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the Series A Preferred shares which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred Stock. The terms of the Series A Preferred Stock, as revised on July 2, 1998, provide that upon the occurrence of certain Triggering Events, as defined, the Company may be required to pay the holders $100,000 per month until such time that the Triggering Event has been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. On December 16, 1998, a triggering event occurred related to the delisting of the Company's common stock from the Nasdaq National Market to the OTC Bulletin Board. As of April 14,
1999, no payments have been made to the Holders. The Company has reached an agreement with the Series A Preferred Holders in connection with the Triggering Event and has agreed to issue an additional 171 Preferred A shares as defined in the exchange agreement. (See exhibit 2.4).

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

In the first quarter 1998, the Company's payables were segmented into the following categories: operational, professional, Systems and Technology. Payables in the first quarter 1999 of approximately $2,000,000 as compared to the first quarter 1998 of approximately $1,600,000 increased or decreased as follows: Operation 18.3% versus 13%, professional fees 48.4% versus 20.7%, System 10.8% versus 53.9%, and Technology 22.5% versus 12.4%, respectively. Accounts receivables (net of the allowance for doubtful accounts for all System related receivables) related to the first quarter of 1999 of approximately $51,000 represent Technology related receivables whereas accounts receivables related to the first quarter 1998 of approximately $141,000 are approximately 95% related to Computer Systems. These trends are consistent with the Company s decision to concentrate its efforts on the semiconductor and interconnect product lines.

SBI has agreed to loan the Company $500,000 for ongoing operational expenses pursuant to the letter of intent entered into by and between SBI and the Company. (See Exhibit 2.1). Additionally, the Company has settled certain obligations through the issuance of common stock. In the event that the SBI transaction does not close, the Company will seek additional financing from other alternatives. The Company does not anticipate any additional liquidity from the letter of intent, which expired May 1999, entered into by and between the Company and Roundstone. Since the Company's current working capital is insufficient to operate the Company, in the event that the Company cannot seek additional financing, it will be forced to cease operations.

The Company has entered into an agreement with Silicon Bandwidth, Inc.
to sell its intellectual property portfolio as well as the fixed assets related to its interconnect and semiconductor business. As part of the sale , The Panda Project, Inc. has restructured its outstanding loans with Helix that have been in default since February 15, 1999.
Silicon Bandwidth, Inc. will assume such Helix loans upon closing. Additionally, the Company has entered into an agreement with the
Convertible Preferred A Holders for conversion of the outstanding preferred shares into 21,333,333 common shares at a fixed price of
$.261. The restructuring of both agreements is partially contingent upon the closing of the sale to Silicon Bandwidth, Inc. The transaction is subject to customary closing conditions, including the approval of the
Company' shareholders. Helix, and the Convertible Preferred A Holders have entered into a Voting Agreement with Silicon Bandwidth, Inc. and such  holders own sufficient shares, approximately 50.2%, to assure the
approval of the transaction by the Company's shareholders.   The Company will
receive a 10% ownership interest in Silicon Bandwidth, Inc. which will initially be capitalized with $6,000,000. (See exhibits 2.1, 2.2, 2.3 and 2.4)

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

RISK OF INTERNATIONAL SALES

Conducting business outside of the United States is subject to certain risks, including:

--     changes in regulatory requirements and tariffs;

--     reduced protection of intellectual property rights;

--     difficulties in distribution;

--     the burden of complying with a variety of foreign laws; and

--     political or economic constraints on international trade or instability.

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

                                 THE PANDA PROJECT, INC.

Date:   September 8, 1999
                                 By: /s/ MELISSA F. CRANE
                                 -------------------------------
                                             Melissa F. Crane
                                 Acting Chief Financial Officer
                                   (On behalf of the Registrant and
                                     as Principal Financial and
                                          Accounting Officer)


                             EXHIBIT INDEX


Exhibit                                 Description of Exhibit
----------                          -------------------------------

     2.1 Letter of Intent by Silicon Bandwidth, Inc. (Filed as exhibit 2.1 to the Company's 8-K dated May 18, 1999).*

     2.2 Voting Agreement. (Filed as exhibit 2.2 to the Company's 8-K dated May 18, 1999).*

     2.3 Agreement between Helix (PEI), Inc., The Panda Project, Inc. and Silicon Bandwidth, Inc. (Filed as exhibit 2.3 to the Company's 8-K dated May 18, 1999).*

     2.4 The Exchange Agreement between Panda Project inc. and the Convertible Preferred A Holders. (Filed as exhibit 2.4 to the Company's 8-K dated May 18,
1999).*

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

     27   Financial Data Schedule

________________

*  Incorporated herein by reference

[ARTICLE]                       5
[PERIOD-TYPE]                  3-MOS
[FISCAL-YEAR-END]            DEC-31-1999
[PERIOD-END]                 MAR-31-1999
[CASH]                         393,059
[SECURITIES]                         0
[RECEIVABLES]                  216,283
[ALLOWANCES]                         0
[INVENTORY]                     51,087
[CURRENT-ASSETS]               784,926
[PP&E]                       1,659,093
[DEPRECIATION]                 193,814
[TOTAL-ASSETS]               2,608,219
[CURRENT-LIABILITIES]        4,593,208
[BONDS]                              0
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[COMMON]                             0
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY](1,984,989)
[SALES]                        313,456
[TOTAL-REVENUES]               813,456
[CGS]                          118,422
[TOTAL-COSTS]                  118,422
[OTHER-EXPENSES]             2,727,477
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]             559,572
[INCOME-PRETAX]             (1,994,859)
[INCOME-TAX]                         0
[INCOME-CONTINUING]         (2,048,926)
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                (2,048,926)
[EPS-BASIC]                     (.10)
[EPS-DILUTED]                     (.10)