Form 10-Q/A
period 1999-06-30
PANDA PROJECT INC
filed 1999-09-09
CIK 917736

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

Product sales for the six months ended June 30, 1999 includes approximately $122,000 related to the sale of Systems inventory. These sales had no related cost of sales as inventory items with original cost of approximately $218,000 were reserved as of December 31, 1998.

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

On May 14, 1999, the Company, Helix and Silicon Bandwidth, Inc. ("SBI") entered into an agreement ("Helix Agreement") whereas upon the closing of the acquisition of certain assets of the Company by SBI, SBI will pay $1,000,000 to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of Panda common stock to Helix, Helix releases Panda from payment on all accrued interest on the notes remaining unpaid as of the date of such payment of $1,000,000. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix. (See exhibit 2.3)

On June 11, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company $300,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated June 11, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999. (See Exhibit 4.9).

On July 15, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $625,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated July 15, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999. (See Exhibit 4.10).

On August 17, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $950,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated August 17, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999. (See Exhibit 4.11).

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

On May, 18, 1999, the Company issued 1,000,000 shares of the Company's common stock to Helix pursuant to the Helix Agreement dated May
14, 1999. The Company recorded $266,000 in SG&A related to the issuance of the shares to Helix. Additionally, the Company issued Mr. Sarubbi an additional 2,100,000 shares of the Company's common stock pursuant to an amendment dated June 24, 1999 to the original settlement agreement between the Company and Mr. Sarubbi dated December 11, 1998. (See Legal Proceedings). $327,600 was recorded in SG&A related to the issuance of the additional 2,100,000 shares of the Company's common stock.

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


On May 14, 1999 the Company entered into an Exchange Agreement with the Series A Preferred Stock Holders ("Holders") to exchange their preferred shares for the Company's common shares at an exchange rate of $.261. In connection with this agreement the Company issued an additional 171 shares of Series A Preferred stock to the Holders in payment for penalties owed to such holders. The Holders hereby agree to waive all penalties owed by the Company. Additionally, in consideration of the Exchange Agreement the Holders have agreed to enter into a voting agreement in favor of the Company's sale of its intellectual property portfolio and certain fixed assets related to the interconnect and semiconductor business. (See Exhibit 2.4).

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

On December 11, 1998, the Company and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement
Agreement, the Company agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of the Company's common stock which have been delivered to Sarubbi by the Company. The Company has issued and registered 1,775,000 shares for Sarubbi pursuant to the S-2 Registration Statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida
Court of Appeals for the Fourth District to dismiss the litigation within five business days after the Company's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. Additionally, the Company and Mr. Sarubbi have entered into an Amendment to the Settlement Agreement dated
December 11,1998 ( the "Amendment").  The Amendment is dated June 24,
1999.  In accordance with the Amendment, the Company has issued Mr.
Sarubbi an additional 2,100,000 shares to be registered pursuant to an S-2 that was filed with the SEC . In addition, the Company has agreed to propose a vote to the shareholders to issue additional shares. If approved, Mr. Sarubbi would receive an additional 3,750,000 shares.
No further compensation, regardless of the total proceeds would be required if all shares are issued. The 2,100,000 shares were issued in the Second Quarter 1999 and were recorded as an expense to S,G&A at the closing price of .$156 totaling $327,600. Currently the S-2 which was filed has not been deemed effective and is still under review by the SEC.
The Company is in technical default of the Amendment, since the Registration Statement had not been declared effective by July 31, 1999. Any further action taken by Mr. Sarubbi may be material to the Company.

On July 18, 1999, a complaint was filed against the Company in Palm
Beach County, Florida by Liberty Property Limited Partnership
("Liberty"). The complaint alleges breach of contract by the Company for non monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation and the outcome to this litigation could have a material adverse effect if the Company is unsuccessful.

8.  Subsequent Events

On July 15, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $625,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated July 15, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999. (See Exhibit 4.10).

On August 17, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $950,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated August 17, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on September 30, 1999. (See Exhibit 4.11).

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

Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the Second
Quarter 1999 to approximately $1,430,000 compared to approximately $2,252,000 for the Second Quarter 1998. The average number of employees has decreased from 70 at June 30, 1998 to 20 full time employees as of June 30, 1999. The decrease in full-time employees is directly related to ceasing operations related to Systems activity and the need to reduce on going operational costs. Payroll and related expenses decreased to approximately $465,000 for the quarter ended June 1999 as compared to $1,134,000 for the quarter ended June 1998.

For the six months ending June 30,1999 SG&A decreased to approximately $2,618,000 compared to $4,240,000 for the same period in 1998. The average number of full-time employees decreased to 20 from 70. The decrease in full-time employees is directly related to ceasing operations related to the systems activity and the need to reduce operational costs. Payroll and related expenses decreased approximately $1,293,000 for the six months ended June 30, 1999 compared to the same period in 1998. In addition, a non-cash charge of $327,600 related to the issuance of 2,100,000 shares pursuant to the Sarubbi settlement is recorded in SG&A. As well as a non-cash charge of $266,000 related to the issuance of 1,000,000 shares to Helix (see Exhibit 2.3).

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

The Company believes that its potential liability related to its System and Technology products is not expected to exceed $5,000. The System s products including Rock City, 5R, 5S are deemed year 2000 compliant. The Company checked the BIOS with a specific software program designed for solely this purpose. The 4S may not be year 2000 compliant, depending on the operating system used, make the transition automatically. Specifically, the 4S with a Pentium 100 or Pentium 166 processors. Once the systems are manually reset, by changing the date and time in the BIOS, the system is year 2000 compliant. The Company estimates that only 100 4S were sold with this potential problem. The VSPA semiconductor package and the Compass V interconnect products are sold as individual components as opposed to completed products and therefore there is no liability associated with the year 2000 issue.

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

The Company may require that all unconverted shares of Series A Preferred Stock be converted at any time if the closing bid price of the Company's common stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the Series A Preferred shares which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred Stock. The terms of the Series A Preferred Stock, as revised on July 2, 1998, provide that upon the occurrence of certain Triggering Events, as defined, the Company may be required to pay the holders $100,000 per month until such time that the Triggering Event has been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. On December 16, 1998, a triggering event occurred related to the delisting of the Company's common stock from the Nasdaq National Market to the OTC Bulletin Board. As of April 14, 1999, no payments have been made to the Holders. The Company has reached an agreement with the Series A Preferred Holders in connection with the Triggering Event and has agreed to issue an additional 171 Preferred A shares. ( See 8-K dated 5-18-99 Exhibit 2.4)

On August 14, 1998, the Company completed the sale of 2,254,602 shares of its Common Stock and warrants in a private placement to accredited investors with gross proceeds of $3.675 million. Upon exercise of certain warrants, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. The Company issued approximately 4,400,000 additional shares associated with the fill-up provision. The Company is required to issue approximately 6,000,000 additional shares of the Company's common stock as of August 15, 1999 in accordance with the Fill-up provision.

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

In the second quarter 1998, the Company's payables were segmented into the following categories: operational, professional, Systems and Technology. Payables in the second quarter 1999 of approximately $1,400,000 as compared to the second quarter 1998 of approximately $1,500,000 increased or decreased as follows: Operations 14.5% versus 13%, professional fees 67.1% versus 34%, System 11.3% versus 35%, and Technology 7.0% versus 17%, respectively. Accounts receivables (net of the allowance for doubtful accounts for all System related receivables) related to the second quarter of 1999 of approximately $45,000 represent Technology related receivables whereas accounts receivables related to the second quarter 1998 of approximately $166,000 are approximately 80% related to Computer Systems.

The Company has been able to obtain short-term financing through secured promissory notes (see Exhibit 4.9, 4.10, and 4.11) totaling $925,000 through August 19, 1999, these funds have allowed the Company to fund certain monthly obligations as well as certain payables. Additionally, the Company has settled certain obligations through the issuance of common stock. It is anticipated that SBI will continue to lend money, although it has no obligation to do so, to the Company through the end of September. In the event that the SBI transaction does not close, the Company will seek additional financing from other alternatives. The Company does not anticipate any additional liquidity from the letter of intent, which expired May 1999, entered into by and between the Company and Roundstone. Since the Company's current working capital is insufficient to operate the Company. Since, the Company's current working capital is insufficient to operate the Company in the event that the Company cannot seek additional financing, it will be forced to cease operations.

The Company has entered into an agreement with SBI to sell its intellectual property portfolio as well as the fixed assets related to its interconnect and semiconductor business.  As part of the sale, the
Company has restructured its outstanding loans with Helix that have been in default since February 15, 1999.  SBI will assume such Helix loans upon closing. Additionally, the Company has entered into an agreement with the Convertible Preferred A Holders for conversion of the outstanding preferred shares into 21,333,333 common shares at a fixed price of $.261. The restructuring of both agreements is partially contingent upon the closing of the sale to SBI The transaction is subject to customary closing conditions, including the approval of the
Company' shareholders. Helix, Joseph Sarubbi, and the Convertible Preferred A Holders have entered into a Voting Agreement with SBI and such holders own sufficient shares, approximately 52%, to assure the approval of the transaction
by the Company's shareholders.   The Company will receive a 10% ownership
interest in SBI which will initially be capitalized with $6,000,000.

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

On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi")entered into a settlement agreement (the "Settlement Agreement")relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash and the remainder is to be satisfied upon the sale of Panda Project shares which have been delivered to Sarubbi by Panda. Panda will register those shares for Sarubbi pursuant to the Registration Statement of which this prospectus is a part. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount will be recorded as a charge against Company earnings for the quarter ended December 31, 1998. Additionally, the Company and Mr. Sarubbi have entered into an Amendment to the Settlement Agreement dated December 11,1998 (the "Amendment"). The Amendment is dated June 24, 1994. In accordance with the Amendment, the Company has issued Mr. Sarubbi an additional 2,100,000 shares to be registered pursuant to an S-2 that was filed with the SEC . In addition, the Company has agreed to propose a vote to the shareholders to issue additional shares. If approved, Mr. Sarubbi would receive an additional 3,750,000 shares. No further compensation, regardless of the total proceeds would be required if all shares are issued. Currently the S-2 which was filed has not been deemed effective and is still under review by the SEC. The Company is in technical default of the Amendment. Any further legal action brought by Mr. Sarubbi may be material.

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

On July 18, 1999, a complaint was filed against the Company in Palm
Beach County, Florida by Liberty Property Limited Partnership
("Liberty"). The complaint alleges breach of contract by the Company for non monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately
$809,000. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation. If the Company is not successful in defending this litigation it will have a material adverse effect and the Company may be forced to cease operations.

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
                                          Accounting Officer)


                             EXHIBIT INDEX


Exhibit                        Description of Exhibit
-------                        ----------------------

2.1  Letter of Intent by Silicon Bandwidth, Inc. dated May 18,
     1999. (Incorporated herein by reference to exhibit 2.1 to the Company's 8-K filed on May 18, 1999).

2.2 Voting Agreement. (Incorporated herein by reference to exhibit 2.2 to the Company's 8-K filed on May 18, 1999).

2.3  Agreement between Helix (PEI), Inc., The Panda Project, Inc.
     and Silicon Bandwidth, Inc.  (Incorporated herein by reference to exhibit
     2.3 to the Company's 8-K filed on May 18, 1999).

2.4  The Exchange Agreement between Panda Project inc. and the
     Convertible Preferred A Holders. (Incorporated herein by reference to exhibit 2.4 to the Company's 8-K filed on May 18, 1999).

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

4.9   Promissory Note dated June 11, 1999 by and between The
      Panda Project, Inc. (the "Company") and Silicon Bandwidth,
      Inc. ("SBI"). (incorporated herein by reference to Exhibit 10.1 to the Company's 8-K filed on June 18, 1999).

4.10  Promissory Note dated July 15, 1999 by and between The
      Panda Project, Inc. (the "Company") and Silicon Bandwidth,
      Inc. ("SBI"). (incorporated herein by reference to Exhibit 2.1 to the Company's 8-K filed on August 11, 1999.

4.11  Promissory Note dated August 17, 1999 by and between The
      Panda Project, Inc. (the "Company") and Silcon Bandwidth,
      Inc. ("SBI"). Incorporated herein by reference to Exhibit 4.11 as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1999.

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


21      Subsidiaries of the Company.

27      Financial Data Schedule.
________________

@ - Management contracts and compensatory plans and arrangements


[ARTICLE]                            5
[PERIOD-TYPE]                    6-MOS
[FISCAL-YEAR-END]          DEC-31-1999
[PERIOD-END]               JUN-30-1999
[CASH]                         106,625
[SECURITIES]                         0
[RECEIVABLES]                   79,868
[ALLOWANCES]                         0
[INVENTORY]                     38,634
[CURRENT-ASSETS]               313,067
[PP&E]                       1,467,967
[DEPRECIATION]                 156,457
[TOTAL-ASSETS]               1,944,773
[CURRENT-LIABILITIES]       (4,583,005)
[BONDS]                              0
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[COMMON]                             0
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY](1,944,773)
[SALES]                       (403,740)
[TOTAL-REVENUES]              (903,740)
[CGS]                          194,121
[TOTAL-COSTS]                  194,121
[OTHER-EXPENSES]             5,741,554
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]             269,672
[INCOME-PRETAX]             (4,971,388)
[INCOME-TAX]                         0
[INCOME-CONTINUING]         (4,971,388)
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                (4,971,388)
[EPS-BASIC]                       (.23)
[EPS-DILUTED]                     (.23)


                                                       EXHIBIT 4.11
                            PROMISSORY NOTE

    THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES
    ACT OF 1933, AS AMENDED, OR ANY OTHER APPLICABLE SECURITIES LAWS. IT MAY NOT BE SOLD OR OTHERWISE TRANSFERRED UNDER CIRCUMSTANCES THAT WOULD RESULT IN A VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933 OR SUCH OTHER LAWS.

              AMENDED AND RESTATED SECURED PROMISSORY NOTE

U.S. $ 950,000                               Dated:  August 17, 1999

      FOR VALUE RECEIVED, the undersigned, THE PANDA PROJECT, INC., a Florida corporation (the "Borrower"), HEREBY UNCONDITIONALLY PROMISES TO PAY to the order of SILICON BANDWIDTH, INC., a Delaware corporation (the "Lender"), the principal sum of NINE HUNDRED FIFTY THOUSAND UNITED STATES DOLLARS (U.S. $950,000), on September 30, 1999 (the "Maturity Date"). This Amended and Restated Secured Promissory Note replaces the Secured Promissory Note of the Borrower dated June 14, 1999.

      The Borrower further promises to pay interest on the outstanding principal amount of this Promissory Note (this "Note") from June 14, 1999 until maturity (with respect to $300,000 of the outstanding principal amount hereof), from July 15 until maturity (with respect to $325,000 of the outstanding principal amount hereof) and from the date hereof until maturity (with respect to $325,000 of the outstanding principal amount hereof) at a rate per annum equal at all times to six percent (6%) per annum. Accrued interest shall be payable on the Maturity Date. In the event that any amount of principal or interest, or any other amount payable hereunder, is not paid in full when due (whether at stated maturity, by acceleration or otherwise), the Borrower shall pay interest on such unpaid principal, interest or other amount, from the date such amount becomes due until the date such amount is paid in full, payable on demand, at a rate per annum equal at all times to ten percent (10%) per annum. All computations of interest shall be made on the basis of a year of 365 or 366 days, as the case may be, for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest is payable.

      This Note is secured by certain collateral more specifically described in the Security Agreement dated as of June 14, 1999 between Borrower and Lender (the "Security Agreement"). Capitalized terms not otherwise defined in this Note shall have the meanings ascribed to them in the Security Agreement.

      All payments hereunder shall be made in lawful money of the United States of America and in same day or immediately available funds, to the Lender, at 1001 Bayhill Drive, Suite 140, San Bruno, California 94066, or to such other office and account of the Lender as it from time to time shall designate in a written notice to the Borrower.

      Whenever any payment hereunder shall be stated to be due, or whenever any interest payment date or any other date specified hereunder would otherwise occur, on a day other than a Business Day (as defined below), then, except as otherwise provided herein, such payment shall be made, and such interest payment date or other date shall occur, on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest hereunder. As used herein, "Business Day" means a day (i) other than Saturday or Sunday, and (ii) on which commercial banks are open for business in New York, New York.

      All payments shall be made hereunder unconditionally in full without deduction, setoff, counterclaim or other defense, including, without limitation, any deduction or setoff arising out of or in connection with the Letter of Intent dated as of May 14, 1999 by and between Lender and Borrower (the "Letter of Intent"), and the Asset Purchase Agreement by and between Lender and Borrower to be executed pursuant to the Letter of Intent (the "Asset Purchase Agreement"); provided, however, that no payment hereunder shall be deemed to be a waiver of any right or claim that the Borrower may have under such agreements. The Borrower represents and warrants to the Lender that, to the best of Borrower's knowledge, there is no claim, defense, counterclaim or set-off which could be asserted by or is available to the Borrower against the Lender.

      The Borrower shall pay all amounts due under this Note free and clear of, and without reduction for or on account of, any present and future taxes, levies, imposts, duties, fees, assessments, charges, deductions or withholdings and all liabilities with respect thereto (collectively "Taxes"). If any Taxes shall be required by law to be deducted or withheld from any payment, the Borrower shall increase the amount paid so that the Lender receives when due (and is entitled to retain), after deduction or withholding for or on account of such Taxes (including deductions or withholdings applicable to additional sums payable under this paragraph), the full amount of the payment provided for in this Note.

      If the Lender is required by law to make any payment on account of Taxes, or any liability in respect of any Tax is imposed, levied or assessed against the Lender, the Borrower shall indemnify the Lender for and against such payment or liability, together with any incremental taxes, interest or penalties, and all costs and expenses, payable or incurred in connection therewith, including Taxes imposed on amounts payable under this paragraph whether or not such payment or liability was correctly or legally asserted. A certificate of the Lender as to the amount of any such payment shall, in the absence of manifest error, be conclusive and binding for all purposes.

      Anything herein to the contrary notwithstanding, if during any period for which interest is computed hereunder, the amount of interest computed on the basis provided for in this Note, together with all fees, charges and other payments which are treated as interest under applicable law, as provided for herein or in any other document executed in connection herewith, would exceed the amount of such interest computed on the basis of the Highest Lawful Rate, the Borrower shall not be obligated to pay, and the Lender shall not be entitled to charge, collect, receive, reserve or take, interest in excess of the Highest Lawful Rate, and during any such period the interest payable hereunder shall be computed on the basis of the Highest Lawful Rate. As used herein, "Highest Lawful Rate" means the maximum non-usurious rate of interest, as in effect from time to time, which may be charged, contracted for, reserved, received or collected by the Lender in connection with this Note under applicable law.

      Any of the following events which shall occur shall constitute an "Event of Default":

     (a) The Borrower shall fail to pay when due any amount of principal or interest on this Note or any other amount payable under this Note, the Security Agreement or any other Document.

     (b) Any representation or warranty by the Borrower under or in connection with this Note, the Security Agreement or any other
Document shall prove to have been incorrect in any material respect when made or deemed made.

     (c) The Borrower shall fail to perform or observe any other term, covenant or agreement contained in this Note, the Security
Agreement or any other Document on its part to be performed or observed and any such failure shall remain unremedied for a period of 10 days from the occurrence thereof.

     (d) The Borrower shall fail to make payment when due on any other indebtedness for money borrowed with an aggregate principal amount outstanding of $ 10,000.00 or more, or otherwise fails to perform any covenant in or otherwise breaches the terms of any instrument relating to such indebtedness which failure or breach permits the holder of such indebtedness to accelerate the maturity of such indebtedness.

     (e) Any levy upon, seizure or attachment of the Collateral or any part thereof, or any material impairment in the value of the Collateral or the priority of the Lender's lien thereon.

     (f) The Borrower or any other Person shall challenge the validity of this Note, or the Security Agreement, or the grant of the security interest thereunder.

     (g) The Borrower shall (i) liquidate, wind up or dissolve (or suffer any liquidation, wind-up or dissolution), (ii) suspend its operations other than in the ordinary course of business, or (iii) take any corporate action to authorize any of the actions or events set forth above in this paragraph (g).

     (h) A final judgment or order for the payment of money in excess of $10,000.00 (excluding the settlement of the lawsuit between Borrower and Promethean LLC for up to $35,000.00) which is not fully covered by third-party insurance shall be rendered against the Borrower; or any non-monetary judgment or order shall be rendered against the Borrower which has or would reasonably be expected to have a material adverse effect upon the operations, properties, business or condition (financial or otherwise) of the Borrower; and in each case there shall be any period of 20 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect.

     (i) The Borrower shall merge with or consolidate into or acquire all or a substantial part of the assets of another Person or sell, lease, transfer or otherwise dispose of all or a substantial part of its assets.

     (j) The Borrower shall form any subsidiaries, alter its capital structure, declare or pay any dividends or purchase, redeem or retire or otherwise acquire for value any of its capital stock now or hereafter outstanding, return capital to its shareholders or distribute assets to its shareholders; provided, however, that the Borrower may, pursuant to the terms and conditions of its existing stock option and stock purchase agreements between the Borrower and its employees and consultants, issue stock options and repurchase unvested shares of common stock of the Borrower.

      If any Event of Default shall occur, the Lender may (i) by notice to the Borrower, declare the entire unpaid principal amount of this Note, all interest accrued and unpaid hereon and all other amounts payable hereunder to be forthwith due and payable, whereupon all unpaid principal under this Note, all such accrued interest and all such other amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower, and (ii) whether or not the actions referred to in clause (i) have been taken, exercise any or all of the Lender's rights and remedies under the Security Agreement and proceed to enforce all other rights and remedies available to the Lender under applicable law.

      No amendment or waiver of any provision of this Note, nor any consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Lender and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

      All notices and other communications provided for hereunder shall, unless otherwise stated herein, be in writing (including by facsimile) and mailed, sent or delivered to the respective parties hereto at or to the following addresses or facsimile numbers (or at or to such other address or facsimile number as shall be designated by any party in a written notice to the other parties hereto):

    If to the Lender:     Silicon Bandwidth, Inc.
                          1001 Bayhill Drive, Suite 140
                          San Bruno, CA  94066

                          Attn:  Chief Executive Officer
                          Facsimile:  (650) 869-6078


    If to the Borrower:   The Panda Project, Inc.
                          951 Broken Sound Parkway
                          Boca Raton, FL  33487

                          Attn:  Chief Executive Officer
                          Facsimile:  (561) 994-0191

All such notices and communications shall be effective (i) if delivered by hand, upon delivery; (ii) if sent by mail, upon the earlier of the date of receipt or five Business Days after deposit in the mail, first class (or air mail, with respect to communications to be sent to or from the United States), postage prepaid; and (iii) if sent by facsimile, when sent.

      No failure on the part of the Lender to exercise, and no delay in exercising, any right, remedy, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, remedy, power or privilege preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights and remedies under this Note are cumulative and not exclusive of any rights, remedies, powers and privileges that may otherwise be available to the Lender.

      Whenever possible, each provision of this Note shall be interpreted in such manner as to be effective and valid under all applicable laws and regulations. If, however, any provision of this Note shall be prohibited by or invalid under any such law or regulation in any jurisdiction, it shall, as to such jurisdiction, be deemed modified to conform to the minimum requirements of such law or regulation, or, if for any reason it is not deemed so modified, it shall be ineffective and invalid only to the extent of such prohibition or invalidity without affecting the remaining provisions of this Note, or the validity or effectiveness of such provision in any other jurisdiction.

      The Borrower agrees to pay on demand all costs and expenses of the Lender, and the fees and disbursements of counsel (including the allocated costs of internal counsel), in connection with (i) any amendments, modifications or waivers of the terms hereof, (ii) any Event of Default, (iii) the enforcement or attempted enforcement of, and preservation of any rights under, this Note, and (iv) any out-of-court workout or other refinancing or restructuring or in any bankruptcy case, including, without limitation, any and all losses, costs and expenses sustained by the Lender as a result of any failure by the Borrower to perform or observe its obligations contained herein. In addition, the Borrower agrees to indemnify the Lender against and hold it harmless from any and all present and future stamp, transfer, documentary and other such taxes, levies, fees, assessments and other charges made by any jurisdiction by reason of the execution, delivery, performance and enforcement of this Note.

      This Note shall be binding upon, inure to the benefit of and be enforceable by the Borrower, the Lender and their respective successors and assigns.

      The Borrower shall not have the right to assign its rights and obligations hereunder or any interest herein without the prior written consent of the Lender. The Lender may sell, assign, transfer or grant participations in all or any portion of the Lender's rights and obligations hereunder. In the event of any such assignment the assignee shall be deemed the "Lender" for all purposes of this Note and any other documents and instruments relating hereto with respect to the rights and obligations assigned to it. The Borrower agrees that in connection with any such grant or assignment, the Lender may deliver to the prospective participant or assignee financial statements and other relevant information relating to the Borrower and its Subsidiaries.

      THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE
WITH, THE LAW OF THE STATE OF NEW YORK.

      THE BORROWER AND LENDER HEREBY AGREE TO WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS NOTE, THE SECURITY AGREEMENT OR ANY OTHER DOCUMENT AND THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTIES THERETO. THE BORROWER AND LENDER HEREBY AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT IN ANY WAY LIMITING THE FOREGOING, THE BORROWER AND LENDER FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS PARAGRAPH AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS NOTE, THE SECURITY AGREEMENT OR ANY OTHER DOCUMENT OR ANY PROVISION THEREOF.

          IN WITNESS WHEREOF, the Borrower has duly executed this Note, as of the date first above written.


                                  THE PANDA PROJECT, INC.



                              By
                                  ------------------------------
                                   Title: