Form 10-Q/A
period 1999-06-30
PANDA PROJECT INC
filed 1999-10-12
CIK 917736

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

Item 3 -Defaults Upon Senior Securities

Item 4 -Submission of Matters to Vote of Security Holders

Item 5 -Other Information

Item 6 -Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

The Panda Project, Inc.
Condensed Balance Sheets

                                         June 30,      December 31,
                                           1999            1998
                                       ------------- -------------
                                        (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents              $     106,625  $      60,613
Accounts receivable-trade (net of
 allowance of $295,292 at June 30,
 1999 and at December 31, 1998)               45,387         64,206
Inventory, net                                38,634         47,319
Other receivables                             34,481         19,273
Prepaid expenses and other current
  assets                                      87,940        637,947
                                       ------------- -------------
Total current assets                         313,067        829,358
                                       ------------- -------------

Property and equipment, net                1,467,967      1,845,939
Restricted cash                               80,000         80,000
Other assets                                  83,739         82,540
                                       ------------- -------------

Total assets                           $   1,994,773  $   2,837,837
                                       =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                       $    1,398,458 $   1,207,662
Notes payable                               2,300,000     2,000,000
Accrued expenses and other
 current liabilities                        1,259,547     1,356,069
                                        ------------- -------------
Total current liabilities                   4,958,005     4,563,731
                                        ------------- -------------
Stockholders' Deficit:
Preferred stock, $.01 par value,
  2,000,000 shares authorized: 1,000
  shares designated as Series A, 529 shares
  issued and outstanding at June 30,
  1999 and 420 shares issued and
  outstanding at December 31, 1998          4,867,945     3,967,057
Common Stock, $.01 par value, 50,000,000
  shares authorized: 29,683,834 shares
  issued and outstanding at June 30,
  1999 and 16,744,088 shares issued
  and outstanding at December 31, 1998        296,838       167,441
Additional paid-in capital                 77,508,622    74,479,857
Accumulated deficit                       (85,686,637)  (80,340,249)
                                         ------------  ------------
Total stockholders' deficit                (3,013,232)    (1,725,894)
                                        ------------- -------------
Total liabilities and stockholders'
  deficit                               $   1,944,773   $   2,837,837
                                        =============  =============

See Notes to Condensed Financial Statements.



The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)
                            Three Months Ended           Six Months Ended
                                  June 30,                   June 30,
                              1999         1998         1999         1998
                           ----------- ----------- ----------- -----------
Revenues:
   Product sales           $    90,284  $   196,164  $   403,740  $   321,918
   Licensing fees                 -            -         500,000         -
Contract research and
  development revenues            -         117,257         -        135,673
                           -----------  -----------  -----------  -----------
   Net revenues            $    90,284  $   313,421  $   903,740  $   457,591

Costs and expenses:
   Cost of sales                75,700      234,045      194,121      394,452
   Research and
    development                190,924    1,023,689      571,664    2,028,520
   Selling, general
    and administrative       1,536,536    2,252,381    2,690,631    4,240,244
   Amortization of debt
    issuance costs/
    accrued penalties        1,393,500      421,000    2,551,542    1,229,514
                           -----------  -----------  -----------  -----------
    Total costs and
     expenses                3,196,660    3,931,115    6,007,958    7,892,730
                           -----------  -----------  -----------  -----------
    Operating loss          (3,106,376)  (3,617,694)  (5,104,218)  (7,435,139)

    Interest income           (268,145)     (11,477)    (302,717)     (42,597)
    Other income                22,994       13,132       60,547       50,386
                           -----------  -----------  -----------  -----------

    Net loss               $ (3,351,527)$(3,616,039) $(5,346,388) $(7,427,350)
                           ============ ===========  ===========  ===========

Dividends and amortization
 of beneficial conversion
 feature related to
 convertible preferred
 stock                          -          (333,403)     (54,067)    (511,841)
                           ============ ===========  ===========  ===========

Net loss applicable to
 common stock              $ (3,351,527)$(3,949,442) $(5,400,455)  (7,939,191)
                           ============ ===========  ===========  ===========

   Basic and diluted loss
    per common share       $      (.13) $      (.32) $      (.24) $      (.65)
                           ===========  ===========  ===========  ===========
   Weighted average shares
    outstanding             24,309,104   12,240,684   21,989,513   12,230,798
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

Product sales for the six months ended June 30, 1999 includes approximately $112,000 related to the sale of Systems inventory. These sales had no related cost of sales as inventory items with original cost of approximately $218,000 were reserved as of December 31, 1998.

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

On May, 18, 1999, the Company issued 1,000,000 shares of the Company's common stock to Helix pursuant to the Helix Agreement dated May
14, 1999. The Company recorded $266,000 in loan interest expense related to the issuance of the shares to Helix. Additionally, the Company issued Mr. Sarubbi an additional 2,100,000 shares of the Company's common stock pursuant to an amendment dated June 24, 1999 to the original settlement agreement between the Company and Mr. Sarubbi dated December 11, 1998. (See Legal Proceedings). $327,600 was recorded in SG&A related to the issuance of the additional 2,100,000 shares of the Company's common stock and $375,000 was recorded related to the 3,750,000 common shares to be issued upon shareholder approval of additional authorized shares.

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

On December 11, 1998, the Company and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi obtained a judgment against the Company in the amount of $1,227,041. Under the Settlement
Agreement, the Company agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of the Company's common stock which have been delivered to Sarubbi by the Company. The Company has issued and registered 1,775,000 shares for Sarubbi pursuant to the S-2 Registration Statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida
Court of Appeals for the Fourth District to dismiss the litigation within five business days after the Company's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. Additionally, the Company and Mr. Sarubbi have entered into an Amendment to the Settlement Agreement dated
December 11,1998 ( the "Amendment").  The Amendment is dated June 24,
1999.  In accordance with the Amendment, the Company has issued Mr.
Sarubbi an additional 2,100,000 shares to be registered pursuant to an S-2 that was filed with the SEC . In addition, the Company has agreed to propose a vote to the shareholders to issue additional shares. If approved, Mr. Sarubbi would receive an additional 3,750,000 shares.
No further compensation, regardless of the total proceeds would be required if all shares are issued. The 2,100,000 shares were issued in the Second Quarter 1999 and were recorded as an expense to SG&A at the closing price of .$156 totaling $327,600. In addition, $375,000 has been charged to SG&A related to the 3,750,000 common shares to be issued upon shareholder approval of the increase in authorized shares. Currently the S-2 which was filed has not been deemed effective and is still under review by the SEC. The Company is in technical default of the Amendment, since the Registration Statement had not been declared effective by July 31, 1999. Any further action taken by Mr. Sarubbi may be material to the Company.

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

Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the Second
Quarter 1999 to approximately $1,537,000 compared to approximately $2,252,000 for the Second Quarter 1998. The average number of employees has decreased from 70 at June 30, 1998 to 20 full time employees as of June 30, 1999. The decrease in full-time employees is directly related to ceasing operations related to Systems activity and the need to reduce on going operational costs. Payroll and related expenses decreased to approximately $465,000 for the quarter ended June 1999 as compared to $1,134,000 for the quarter ended June 1998.

For the six months ending June 30,1999 SG&A decreased to approximately $2,691,000 compared to $4,240,000 for the same period in 1998. The average number of full-time employees decreased to 20 from 70. The decrease in full-time employees is directly related to ceasing operations related to the systems activity and the need to reduce operational costs. Payroll and related expenses decreased approximately $1,293,000 for the six months ended June 30, 1999 compared to the same period in 1998. In addition, a non-cash charge of $327,600 related to the issuance of 2,100,000 shares and $375,000 related to the 3,750,000 shares to be issued pursuant to the Sarubbi settlement is recorded in SG&A.

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

Interest expense increased for the quarter and six months ended June 30, 1999 to $268,145 and $302,717, respectively as compared to the quarter and six months ended June 30, 1998 $11,477 and $42,597, respectively. The increase is related to a non-cash charge of $266,000 related to the issuance of 1,000,000 common shares to Helix pursuant to the Helix Agreement dated May 14, 1999. (See exhibit 2.3).

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

The Company believes that its potential liability related to its System and Technology products is not expected to exceed $5,000. The System's products including Rock City, 5R, 5S are deemed year 2000 compliant. The Company checked the BIOS with a specific software program designed for solely this purpose. The 4S may not be year 2000 compliant, depending on the operating system used, make the transition automatically. Specifically, the 4S with a Pentium 100 or Pentium 166 processors. Once the systems are manually reset, by changing the date and time in the BIOS, the system is year 2000 compliant. The Company estimates that only 100 4S were sold with this potential problem. The VSPA semiconductor package and the Compass V interconnect products are sold as individual components as opposed to completed products and therefore there is no liability associated with the year 2000 issue.

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

In the second quarter 1998, the Company's payables were segmented into the following categories: operational, professional, Systems and Technology. Payables in the second quarter 1999 of approximately $1,400,000 as compared to the second quarter 1998 of approximately $1,500,000 increased or decreased as follows: Operations 14.5% versus 13%, professional fees 67.1% versus 34%, System 11.3% versus 35%, and Technology 7.0% versus 17%, respectively. Payables related to operations increased slightly as a result of liquidity and delayed payments to vendors. Professional fees increased as a result of increasing legal fees which were not current due to liquidity. The decrease in payables related to systems was a result of ceasing operations related to the systems business and the decrease in technology payables is a result of most vendors requiring advance payment for goods and services. Accounts receivables (net of the allowance for doubtful accounts for all System related receivables) related to the second quarter of 1999 of approximately $45,000 represent Technology related receivables whereas accounts receivables related to the second quarter 1998 of approximately $166,000 are approximately 80% related to Computer Systems.

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

                                 THE PANDA PROJECT, INC.

Date:   October 12, 1999
                                 By: /s/ MELISSA F. CRANE
                                 -------------------------------
                                           Melissa F. Crane
                                 Acting Chief Financial Officer
                                   (On behalf of the Registrant and
                                     as Principal Financial and
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


21      Subsidiaries of the Company.

27      Financial Data Schedule.
________________

@ - Management contracts and compensatory plans and arrangements


[ARTICLE]                            5
[PERIOD-TYPE]                    6-MOS
[FISCAL-YEAR-END]          DEC-31-1999
[PERIOD-END]               JUN-30-1999
[CASH]                         106,625
[SECURITIES]                         0
[RECEIVABLES]                   79,868
[ALLOWANCES]                         0
[INVENTORY]                     38,634
[CURRENT-ASSETS]               313,067
[PP&E]                       1,467,967
[DEPRECIATION]                 156,457
[TOTAL-ASSETS]               1,944,773
[CURRENT-LIABILITIES]       (4,958,005)
[BONDS]                              0
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[COMMON]                             0
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY](1,944,773)
[SALES]                       (403,740)
[TOTAL-REVENUES]              (903,740)
[CGS]                          194,121
[TOTAL-COSTS]                  194,121
[OTHER-EXPENSES]             6,202,079
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]             302,717
[INCOME-PRETAX]             (5,346,388)
[INCOME-TAX]                         0
[INCOME-CONTINUING]         (5,346,388)
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                (5,346,388)
[EPS-BASIC]                       (.24)
[EPS-DILUTED]                     (.24)


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