Form 10-Q
period 1999-09-30
PANDA PROJECT INC
filed 1999-11-18
CIK 917736

United States
                Securities and Exchange Commission
                       Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999.

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

Common Stock, $.01 Par Value 29,683,834 shares as of November 12,
1999.

                    THE PANDA PROJECT, INC.

Index
                                                             Page

Part I - Financial Information

Item 1 - Financial Statements (unaudited)

          Condensed Balance Sheets - September 30, 1999
          and December 31, 1998

          Condensed Statements of Operations - Nine months ended September 30, 1999 and September 30, 1998

          Condensed Statements of Cash Flows - Nine months ended September 30, 1999 and September 30, 1998

          Notes to Condensed Financial Statements -
          September 30, 1999

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

Item 3 -Defaults Upon Senior Securities

Item 4 -Submission of Matters to Vote of Security Holders

Item 5 -Other Information

Item 6 -Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

The Panda Project, Inc.
Condensed Balance Sheets
                                         September 30,  December 31,
                                           1999            1998
                                       ------------- -------------
                                        (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents              $      80,535  $      60,613
Accounts receivable-trade (net of
 allowance of $295,292 at September 30,
 1999 and at December 31, 1998)                8,496         64,206
Inventory, net                                24,167         47,319
Other receivables                            289,618         19,273
Prepaid expenses and other current
  assets                                      43,128        637,947
                                       ------------- -------------
Total current assets                         445,944        829,358
                                       ------------- -------------

Property and equipment, net                1,171,853      1,845,939
Restricted cash                               80,000         80,000
Other assets                                  85,104         82,540
                                       ------------- -------------

Total assets                           $   1,782,901  $   2,837,837
                                       =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                       $    1,182,648 $   1,207,662
Notes payable                               2,950,000     2,000,000
Accrued expenses and other
 current liabilities                        2,072,584     1,356,069
                                        ------------- -------------
Total current liabilities                   6,205,232     4,563,731
                                        ------------- -------------
Stockholders' Deficit:
Preferred stock, $.01 par value,
  2,000,000 shares authorized: 1,000
  shares designated as Series A, 529 shares
  issued and outstanding at September 30,
  1999 and 420 shares issued and
  outstanding at December 31, 1998          4,867,945     3,967,057
Common Stock, $.01 par value, 50,000,000
  shares authorized: 29,683,834 shares
  issued and outstanding at September 30,
  1999 and 16,744,088 shares issued
  and outstanding at December 31, 1998        296,839       167,441
Additional paid-in capital                 76,928,310    74,479,857
Accumulated deficit                       (86,515,425)  (80,340,249)
                                         ------------  ------------
Total stockholders' deficit                (4,422,331)   (1,725,894)
                                         ------------  ------------
Total liabilities and stockholders'
  deficit                               $   1,782,901   $ 2,837,837
                                        =============  =============

See Notes to Condensed Financial Statements.



The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)
                            Three Months Ended           Nine Months Ended
                                September 30,              September 30,
                              1999         1998         1999         1998
                           ----------- ----------- ----------- -----------
Revenues:
   Product sales           $       101  $   193,268  $   403,841  $  515,186
   Licensing fees              250,000         -         750,000         -
Contract research and
  development revenues            -            -            -        135,673
Less returns and
Allowances                  -          (3,239)        -          (3,239)
                           -----------  -----------  -----------  -----------
   Net revenues            $   250,101  $   190,029  $ 1,153,841  $   647,620

Costs and expenses:
   Cost of sales                11,933      169,152      206,060      563,604
   Research and
    development                182,988      803,722      754,652    2,832,242
   Selling, general
    and administrative         648,127    2,076,024    3,372,071    6,316,268
   Amortization of debt
    issuance costs/
    accrued penalties          177,000    1,246,000    2,695,500    2,475,514
   Cost associated with
    asset impairments          167,223        -          167,223        -
                           -----------  -----------  -----------  -----------
    Total costs and
     expenses                1,187,271    4,294,898    7,195,506   12,187,628
                           -----------  -----------  -----------  -----------
    Operating loss            (937,170)  (4,104,869)  (6,041,665) (11,540,008)

    Interest income (expense)     (599)      21,299    (302,938)     (21,298)
    Other income               105,287       (3,075)    111,059       47,311
    Gain on Sale/
    Disposal of Assets           3,695        -          58,368         -
                           -----------  -----------  -----------  -----------

    Net loss               $  (828,787) $(4,086,645) $(6,175,176)$(11,513,995)
                           ============ ===========  ===========  ===========

Dividends and amortization
 of beneficial conversion
 feature related to
 convertible preferred
 stock                          -         (177,872)     (54,067)    (689,713)
                           ============ ===========  ===========  ===========

Net loss applicable to
 common stock              $  (828,787)$(4,264,517) $(6,229,243) (12,203,708)
                           ============ ===========  ===========  ===========

   Basic and diluted loss
    per common share       $      (.03) $      (.31) $      (.25) $      (.95)
                           ===========  ===========  ===========  ===========
   Weighted average shares
    outstanding             29,683,980   13,850,943   24,582,521   12,779,174
                           ===========  ===========  ===========  ===========

See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                             Nine Months Ended
                                               September 30,
                                            1999          1998
                                       ------------- -------------

Net cash used in operating activities     (1,925,453)   (9,274,041)

Cash flows from investing activities:
Additions to property and equipment             -         (647,601)
Dispositions of property and equipment        80,200          -
                                       ------------- -------------
Net cash provided by (used in)
  investing activities                        80,200      (647,601)

Cash flows from financing activities:
  Proceeds from issuance of
  convertible preferred stock                   -        6,000,000
  Proceeds from issuance of common stock     915,175     3,778,465
  Proceeds from issuance of notes payable    950,000     3,000,000
  Repayment of notes payable                    -       (2,000,000)
  Payments of convertible preferred stock       -             -
    issuance costs                              -         (193,013)
                                       ------------- -------------
Net cash provided by financing
  activities                               1,865,175    10,585,452
                                       ------------- -------------
Net increase in cash
 and cash equivalents                         19,922       663,810
                                       ------------- -------------
Cash and cash equivalents at
  beginning of period                         60,613       619,683
                                       ------------- -------------
Cash and cash equivalents at end
of period                              $      80,535  $  1,283,493
                                       =============  =============

              See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements
September 30, 1999

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

2.  Inventory

The inventory as of September 30, 1999 is comprised of the Company's VSPA raw materials and finished goods of $14,365 and the net realizable value of the Systems inventory of $9,802 (net of reserves of $1,557,934). The inventory as of December 31, 1998, is comprised of the Company's VSPA raw materials and finished goods of $22,320 and the net realizable value of the systems inventory of $25,000 (net of reserves of approximately $1,778,837).

Product sales for the nine months ended September 30, 1999 includes approximately $112,000 related to the sale of Systems inventory. These sales had no related cost of sales as inventory items with original cost of approximately $234,000 were reserved as of December 31, 1998.

3.  Other Receivables

Other receivables consists of a $250,000 one time licensing fee with Aju Exim, a Korean lead frame manufacturer. On October 27, 1999, the company received payment of $250,000 related to the one time licensing fee.

4.  Property and Equipment

During the three months ended September 30, 1999, the Company determined that certain long-lived assets were impaired as a result of changes in the functional use of the equipment. As a result, the Company recorded charges totaling $167,223, related to certain manufacturing equipment.

5.  Notes Payable

The Company has outstanding loans from Helix in the aggregate principal amount of $2,000,000. Such loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%, are secured by the Company's intellectual property and were due and payable on February 15, 1999. As of November 1, 1999, this principal amount due Helix has not been repaid and is in default. The inability of the Company to repay the Helix loans when due may have a material adverse effect on the Company, including possible loss of rights to its intellectual property through foreclosure which would cause the Company to cease its operations. In connection with the Helix loans, the Company has issued to Helix warrants to purchase an aggregate of 2,850,000 shares of Common Stock at exercise prices ranging from $1.63 to $2.125 per share (collectively, the "Helix Warrants"). The Helix Warrants have expiration dates ranging from December 19, 1999 to August 7, 2000. These warrants have been valued at an aggregate of approximately $4,324,000 and have been recognized as debt issuance costs and were fully amortized as of February 15, 1999. This accounting treatment has no impact on the Company's cash balance. As of September 30, 1999, Helix and its affiliates hold approximately 3.4% of the Company's outstanding Common Stock (not including shares issuable upon exercise of warrants).

On May 14, 1999, the Company, Helix and Silicon Bandwidth, Inc. ("SBI") entered into an agreement ("Helix Agreement") whereas upon the closing of the acquisition of certain assets of the Company by SBI, SBI will pay $1,000,000 to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of Panda common stock to Helix, Helix releases Panda from payment on all accrued interest on the notes remaining unpaid as of the date of such payment of $1,000,000. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix. (See exhibit 2.3)

On June 11, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company $300,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated June 11, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000. (See Exhibit 4.9)

On July 15, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $625,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated July 15, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000. (See Exhibit 4.10)

On August 17, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $950,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated August 17, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000. (See Exhibit 4.11)

On October 1, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $300,000 with borrowed amounts totaling $1,250,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000. (See Exhibit 4.12)

6.  Common Stock

In January 1999, the Company received approximately $415,000 from the exercise of warrants to purchase 553,333 shares of the Company's common stock related to the 1996 private placement. In February 1999, the Company received $1,000,000 from Samtec, Inc. which includes a non-refundable upfront license fee related to VSPA and, a purchase of 666,667 shares of the Company's common stock.

On May 18, 1999, the Company issued 1,000,000 shares of the Company's common stock to Helix pursuant to the Helix Agreement dated May 14, 1999. The Company recorded $266,000 in loan interest expense related to the issuance of the shares to Helix. Additionally, the Company issued Mr. Sarubbi an additional 2,100,000 shares of the Company's common stock pursuant to an amendment dated June 24, 1999 to the original settlement agreement between the Company and Mr. Sarubbi dated December 11, 1998 (See Legal Proceedings). $327,600 was recorded in SG&A related to the issuance of the additional 2,100,000 shares of the Company's common stock and $375,000 was recorded related to the 3,750,000 common shares to be issued upon shareholder approval of additional authorized shares.

7.  SERIES A CONVERTIBLE PREFERRED STOCK

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

Shares of Series A Preferred are convertible into shares of common stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $3.50 subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events, or (ii) a percentage of the average closing bid price of the common stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred. However, On May 14, 1999 the conversion price was set pursuant to the Exchange Agreement at $.261. From July 1, 1998 through September 30, 1999, 271.76 shares of Series A Preferred were converted into an aggregate of 4,637,310 shares of common stock of the Company.

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

In addition, a "Triggering Event" shall be deemed to have occurred under the following circumstances: (1) the Company does not issue shares of common stock registered for resale for any reason, including
(a) the Company does not have a sufficient number of shares of common stock authorized and available, (b) is otherwise prohibited by applicable law or by the rules or regulations of any stock exchange or inter-dealer quotation system from issuing such shares (including as a result of the Series A Exchange Cap discussed below) or (c) fails to have a sufficient number of shares of common stock registered for resale under a registration statement, and if such condition remains unremedied for a period of 30 days, (2) suspension for a period of 30 consecutive days of a registration statement covering shares issuable upon conversion of Series A Preferred, (3) failure of the Common Stock to be listed, or suspension of trading in the Company's Common Stock on the NASDAQ National Market or the NASDAQ SmallCap Market for a period of five consecutive days, or (4) notice by the Company to any holder of Series A Preferred of its intention not to comply with proper requests for conversion of Series A Preferred. After a Triggering Event, the Company is required to pay the holders $100,000 on the first day of each month until the Triggering Event is remedied.

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

In connection with this transaction, the Company filed a registration statement on form S-3 (the "form S-3") with the Securities and Exchange Commission ("SEC") to effect the registration for resale of 2,000,000 shares of Common Stock issuable upon conversion of the Series A Preferred and 150,000 shares of common stock issuable upon exercise of the Warrants, plus an additional number of shares of Common Stock, not to exceed the Exchange Cap, described below, that may be usable upon conversion of the Series A Preferred as a result of antidilution provisions. The Form S-3 has been declared effective by the Securities and Exchange Commission. As of March 31, 1999, 3,650,214 shares of Common Stock issued upon conversion of Series A Preferred had been sold pursuant to the Form S-3. As of September 30, 1999, an additional 987,096 shares of common stock were issued upon conversion of Series A preferred and have been sold pursuant to Rule 144A.

The beneficial conversion feature associated with the Series A
Preferred shares has been recognized and allocated to additional paid-in capital. The amount of the beneficial conversion feature of approximately $510,000 was calculated using the most favorable conversion rate as defined by the terms of the Series A Preferred stock and was amortized over a period of six months. In the quarter ending September 30, 1999 there was no additional amortization expense.

On May 14, 1999 the Company entered into an Exchange Agreement with the Series A Preferred Stock Holders ("Holders") to exchange their preferred shares for the Company's common shares at an exchange rate of $.261. In connection with this agreement the Company issued an additional 171 shares of Series A Preferred stock to the Holders in payment for penalties owed to such holders. The Holders hereby agree to waive all penalties owed by the Company. Additionally, in consideration of the Exchange Agreement the Holders have agreed to enter into a voting agreement in favor of the Company's sale of its intellectual property portfolio and certain fixed assets related to the interconnect and semiconductor business. (See Exhibit 2.4)

8. August Private Placement

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

Under the terms of the Securities Purchase Agreement relating to the Private Placement, if on either the six-month or the one-year anniversary of the date of closing of the Private Placement (each an "Anniversary Date"), the average closing bid price of the Common Stock for the twenty-trading day period ending on the trading day immediately prior to the applicable Anniversary Date is less than the closing price ($2.0375) or the prior Anniversary Price in the event the six-month Anniversary Price is less than the closing price, respectively, Panda is required to issue a number of shares of Common Stock within ten days after the Anniversary Date, equal to the product of (i) (x) the difference between the closing price (or if the measurement date is the one-year Anniversary Date, the six-month Anniversary Price if the six-month Anniversary Price is less than the closing price) and the applicable Anniversary Price, multiplied by
 .85, multiplied by (y) the number of shares of Common Stock purchased by the investors in the Private Placement and not sold or assigned to non-affiliated third parties, divided by (ii)(x) the applicable Anniversary Price multiplied by (y) .85. The shares issuable pursuant to this formula are referred to as the "Fill-Up Shares." Issuance of the Fill-up Shares pursuant to these provisions requires the approval of Panda's shareholders.

As of the six month anniversary date Panda has issued 4,441,658 shares of the Company's common stock pursuant to the Fill-Up provision. The twelve month anniversary was August 15,1999 and the Company is required to issue approximately 6,000,000 additional shares of Panda common stock. As of the current date these shares have not been issued. The Company intends to seek shareholder approval to increase the number of shares allowed to be issued to fulfill its obligation. Accordingly, the Company recorded $600,000 as part of accrued expenses.

In the event (i) the Common Stock is delisted or suspended from trading on NASDAQ, (ii) the Fill-Up Shares and shares issuable upon exercise of the Private Placement Warrants are not issuable or are not listed with NASDAQ, or (iii) if Panda fails to issue Fill-Up Shares as required, then Panda shall pay to the initial investors $100,000 for each full 30-day period that the condition continues. Because the Common Stock has been delisted from trading on NASDAQ, liabilities under the Fill-Up Share provisions have been triggered. A portion of this liability has been waived in an agreement by and between Panda and the holders of the Series A Preferred whereby such holders have agreed to waive all amounts due.

Panda has agreed to file a registration statement with the Commission to effect the registration for resale of the Common Stock issued in the Private Placement pursuant to the Fill-Up provisions. If the registration statement is not declared effective by the Commission within 90 days after the closing of the Private Placement, Panda may be liable to investors for penalty payments for each month that such registration statement has not been declared effective. As of July 9, 1999, the registration statement relating to these shares of Common Stock has not been declared effective and Panda could be subject to such penalty payments. Panda shall pay to the holders of the common stock an amount ranging from 1% to 3% of the purchase price paid for the common shares issued multiplied by: (i) the number of months (prorated for partial months) after the end of such 90-day period and prior to the date the Registration Statement is declared effective by the Commission exclusive of certain delays which are attributable to the holders, (ii) exclusive of Allowed Delays (as defined), the number of months (prorated for partial months) that sales cannot be made pursuant to the Registration Statement after the Registration Statement has been declared effective and (iii) exclusive of Allowed Delays the number of months (prorated for partial months) that the Common Stock is not listed or included for quotation on the NASDAQ, NYSE or AMEX or that trading there on is halted after the Registration Statement has been declared effective.

9. Commitments and Contingent Matters

On October 16, 1998, a complaint was filed against Panda in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L.C. The complaint alleges breach of contract by Panda for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that Panda is required to proceed with the financing transaction. Panda has filed an answer to the complaint. At the present time, the outcome of this litigation is both immeasurable and undeterminable. There can be no assurance that Panda will be successful in defending this litigation.

On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to SG&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $375,000 has been recorded in Panda's financial statements as part of SG&A for the planned issuance of the additional 3,750,000 shares of Panda Common Stock. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement. On November 2,1999, as stated in form 8-K dated November 9,1999 Mr. Sarubbi alleged that the Company was in default of the Letter Agreement dated June 24, 1999. Mr. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as, the 3,750,000 shares which would be issued upon shareholder approval. As a result, Mr. Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of the Company.

On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non-monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation and the outcome to this litigation could have a material adverse effect if the Company is unsuccessful.

Panda from time to time is involved in disputes that may lead to litigation in the future. Panda cannot determine the impact of those potential lawsuits at the current time. The disputes are not expected to be material.

10.  Subsequent Events

On October 1, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $300,000 with borrowed amounts totaling $1,250,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000. (See Exhibit 4.12)

On November 9, 1999, the Company filed an 8-K stating Mr. Sarubbi has alleged that the Company was in default of the Letter Agreement dated June 24, 1999.. Mr. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as, the 3,750,000 shares which would be issued upon shareholder approval. As a result, Mr. Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of the Company.

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

Results of Operations -Quarter and Nine Months Ended September 30,
1999 and
1998

Net revenues increased during the quarter ended September 30, 1999 ("Third Quarter of 1999") to approximately $250,000 as compared to $190,000 for the quarter ended September 30, 1998 ("Third Quarter of 1998"). The net revenue increase for the quarter was attributable to a one time license fee to be paid by Aju Exim, a Korean lead frame manufacturer. Net revenues for the nine months ended September 30, 1999 were approximately $1,154,000 compared to approximately $648,000 for the same period last year as a result of increased technology revenues, including two one time, up front licensing fees totaling $750,000.

Research and development ("R&D") expenses decreased to approximately $183,000 for the Third Quarter of 1999 as compared to approximately $804,000 for the Third Quarter of 1998. R&D for the first nine months of 1999 was approximately $755,000 attributable to new custom VSPA designs for specific customer applications and the refinement of the existing VSPA Flex automation machines. R&D for the first nine months of 1998 was approximately $2,832,000. This decrease is primarily due to ceasing operations relating to Systems activity, including the Rock City computers, and the completion of the cooperative development agreement with the US government.

Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the Third Quarter 1999 to approximately $648,000 compared to approximately $2,076,000 for the Third Quarter 1998. The average number of employees has decreased from 40 at September 30, 1998 to 17 full time employees as of September 30, 1999. The decrease in full-time employees is directly related to ceasing operations related to Systems activity and the need to reduce on going operational costs. Payroll and related expenses decreased to approximately $345,600 for the quarter ended September 1999 as compared to $1,054,000 for the quarter ended September 1998.

For the nine months ending September 30,1999 SG&A decreased to approximately $3,372,000 compared to $6,316,000 for the same period in 1998. The average number of full-time employees decreased to 17 from
40. The decrease in full-time employees is directly related to ceasing operations related to the Systems activity and the need to reduce on going operational costs. Payroll and related expenses decreased approximately $2,001,000 for the nine months ended September 30, 1999 compared to the same period in 1998. In addition, a non-cash charge of $327,600 related to the issuance of 2,100,000 shares and $375,000 related to the 3,750,000 shares to be issued pursuant to the Sarubbi settlement is recorded in SG&A.

Total debt issuance costs associated with short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter ended September 30, 1999, amounted to zero, however for the Third Quarter 1998, $1,246,000 was charged to amortization expense. For the nine months ending September 30, 1999 approximately $525,000 and for the nine months ending September 30, 1998 approximately $2,476,000 was charged to amortization expense. The valuation of the warrants and related amortization expense represents a non-cash transaction.

In the Third Quarter 1999,$177,000 of liquidating damages are recorded in accrued penalties related to the 1998 common stock private placement. For the nine months ended September 30, 1999 accrued penalties totaling $2,170,000 related to the Series A Preferred Convertible transaction and the 1998 common stock private placement were recorded. 171 Preferred penalty shares at $1,710,000; pursuant to the Exchange Agreement (Exhibit 2.4), will be converted at a fixed conversion price of $.261. At today's market prices of approximately $.12 per share the value of the common stock shares would be valued at approximately $205,000. The penalty shares were issued related to the Series A Preferred Convertible transaction and the 1998 common stock private placement holders of the Series A Preferred Convertible in lieu of any accrued or future penalties. In addition, $460,500 of liquidating damages related to the remaining 1998 common stock private placement holders which did not receive penalty shares is recorded in accrued penalties. There were no such penalties as of the third quarter of 1998.

Interest expense increased for the nine months ended September 30, 1999 to $302,000 as compared to $21,000 for the same period last year. The increase is related to a non-cash charge of $266,000 related to the issuance of 1,000,000 common shares to Helix pursuant to the Helix Agreement dated May 14, 1999. (See exhibit 2.3)

YEAR 2000 COMPLIANCE

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

Liquidity and Capital Resources
-------------------------------

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred Stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance with the revised terms effective July 2, 1998) or a floating conversion price. Through September 30, 1998, 271.76 shares of preferred stock were converted into an aggregate of 4,637,310 shares of Panda Common Stock. As of September 30, 1999, 529.24 preferred shares are outstanding including dividends.

The Company may require that all unconverted shares of Series A Preferred Stock be converted at any time if the closing bid price of Panda Common Stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the shares of Series A Preferred Stock which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred Stock. The terms of the Series A Preferred Stock, as revised on July 2, 1998, provide that upon the occurrence of certain Triggering Events, as defined in the Panda Articles, the Company may be required to pay the holders $100,000 per month until such time that the Triggering Event has been remedied.
Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. On December 16, 1998, a triggering event occurred related to the delisting of Panda Common Stock from the NASDAQ National Market to the OTC Bulletin Board. On May 14, 1999 the Company entered into an Exchange Agreement with the Series A Preferred Stock Holders ("Holders") to exchange their preferred shares for the Company's common shares at an exchange rate of $.261. In connection with this agreement the Company issued an additional 171 shares of Series A Preferred stock to the Holders in payment for penalties owed to such holders. The Holders hereby agree to waive all penalties owed by the Company. Additionally, in consideration of the Exchange Agreement the Holders have agreed to enter into a voting agreement in favor of the Company's sale of its intellectual property portfolio and certain fixed assets related to the interconnect and semiconductor business. (See Exhibit 2.4)

On August 14, 1998, the Company completed the sale of 2,254,602 shares of Panda Common Stock and warrants in a private placement to accredited investors with gross proceeds of $3.675 million. Upon exercise of certain warrants, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. The Company issued approximately 4,400,000 additional shares associated with the fill-up provision. The Company is required to issue approximately 6,000,000 additional shares of Panda Common Stock as of August 15, 1999 in accordance with the Fill-up provision.

During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix PEI Inc. ("Helix"). The loans are secured by the Company's intellectual property and were due August 7, 1998. During August 1998, Helix agreed to extend the maturity date of all the outstanding loans payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of Panda Common Stock at an exercise price equal to the fair market value of Panda Common Stock at the date of issuance ($2.125). The loans bear interest at the Royal Bank of Canada prime rate plus 2 percentage points per annum (9.40% at September 30, 1999) payable monthly. The warrant has a term of two years. The Company is currently in default on the Helix loans since the Company did not repay the loan in February 1999.

On May 14, 1999, the Company, Helix and SBI entered into an agreement whereas upon the closing of the acquisition of certain assets of the Company by SBI, SBI will pay $1,000,000 to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of Panda Common Stock to Helix, Helix released Panda from payment on all accrued interest on the notes remaining unpaid as of the date of such payment of $1,000,000. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix.

On December 15, 1998, the Company reduced the exercise price of certain common stock purchase warrants if the warrant holders accelerate the expiration date of their warrants from July 11, 2001 to January 5, 1999. The exercise price was reduced from $11.00 to $0.75 per share. In January 1999, warrants representing 553,333 shares were exercised at this reduced price, and the Company received net proceeds of $415,000 upon such exercise. In February 1999, the Company received $1,000,000 from Samtec, Inc. which includes a non-refundable up-front license fee related to VSPA and a purchase of 666,667 shares of Panda Common Stock.

In the third quarter 1999, the Company's payables were segmented into the following categories: operational, professional, Systems and Technology. Payables in the third quarter 1999 of approximately $1,183,000 as compared to the second quarter 1998 of approximately $1,208,000 increased or decreased as follows: Operations 15% versus 17%, professional fees 75% versus 21%, System 1% versus 34%, and Technology 9% versus 29%, respectively. Payables related to operations decreased slightly as a result of negotiated settlement payments to vendors. Professional fees increased as a result of increasing legal fees that were not current due to liquidity. The decrease in payables related to systems was a result of ceasing operations related to the systems business as well as successful negotiations to settle outstanding accounts. The decrease in technology payables is a result of our continued focus on technology products, increasing customer interest and vendors requiring payments on a COD basis. Accounts receivables (net of the allowance for doubtful accounts for all System related receivables) related to the Third Quarter of 1999 of approximately $8,500 represent Technology related receivables whereas accounts receivables related to the Third Quarter 1998 of approximately $64,600 are approximately 80% related to Computer Systems.

The Company has been able to obtain short-term financing through secured promissory notes totaling $1,250,000 through October 1, 1999, these funds have allowed the Company to fund certain monthly obligations as well as certain payables. Additionally, the Company has settled certain obligations through the issuance of Panda Common Stock. In the event that the SBI transaction does not close, the Company will seek additional financing from other alternatives. The Company does not anticipate any additional liquidity from the letter of intent, which expired May 1999, entered into by and between the Company and Roundstone. Since the Company's current working capital is insufficient to operate the Company, in the event that the Company cannot seek additional financing, it will be forced to cease operations.

The Company has entered into an agreement with SBI to sell its intellectual property portfolio as well as the fixed assets related to its interconnect and semiconductor business. As part of the sale, the Company has restructured its outstanding loans with Helix that have been in default since February 15, 1999. SBI will assume such Helix loans upon closing. Additionally, the Company has entered into an agreement with the Series A Preferred shareholders for the exchange and conversion of the outstanding preferred shares into 22,995,919 common shares at a fixed price of $.261. The restructuring of these agreements is partially contingent upon the closing of the sale to SBI The transaction is subject to customary closing conditions, including the approval of the Company's shareholders. Helix, Sarubbi and the Series A Preferred shareholders have entered into a Voting Agreement with SBI and such holders own sufficient shares, approximately 52%, to assure the approval of the transaction by the Company's shareholders. The Company will receive a 10% ownership interest in SBI which will initially be capitalized with $6,000,000.

In June, July, August and October 1999, the Company entered into agreements with SBI pursuant to which SBI has loaned the Company $1,250,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000 pursuant to Amendment 2 to The Asset Purchase Agreement. (See Exhibit 4.12)

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

RISK ASSOCIATED WITH OUR FINANCIAL POSITION.

WE ARE DEPENDENT UPON THE TRANSACTION WITH SBI CLOSING

We require approximately $300,000 monthly to fund the Company's operations. We are dependent upon SBI for working capital each month in order to fund our operations until the completion of the sale of the intellectual property and certain fixed assets. If SBI ceases to advance funds monthly or if the transaction is not completed prior to February 24,2000, the Company will be forced to file bankruptcy.

WE LACK SOURCES OF ADDITIONAL FUNDING.

We require substantial working capital to fund our business. In addition, the auditors report expressed substantial doubt regarding the Company's ability to continue as a going concern. We have had significant operating losses and negative cash flow from operations since inception and expect to continue to do so for the foreseeable future. We have depended upon proceeds of sales of our securities to fund our operations since our inception. Panda has been unable to secure additional sources of capital to fund our business. This continued inability to secure capital will cause us to be unable to
(i) develop or enhance our products, (ii) take advantage of future opportunities or (iii) respond to competitive pressures without additional funding. These limitations placed on Panda due to our inability to secure additional funding could materially adversely affect Panda's business, financial condition and operating results. In addition, Panda s working capital is insufficient to operate Panda. Panda is allegedly currently in non-monetary default under the lease at 951 Broken Sound Parkway, Boca Raton, Florida. It is argued that this alleged breach is of the lease insolvency covenants. In the event that the proposed sale of Panda's assets to SBI is not consummated and Panda cannot obtain additional financing, Panda may be forced to cease operations.

WE CANNOT REPAY OUTSTANDING INDEBTEDNESS:

Panda has outstanding loans from Helix in the aggregate principal amount of $2,000,000. The loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%,are secured by Panda's intellectual property and were due and payable on February 15, 1999. As of November 15, 1999, this principal amount due Helix has not been repaid and we are in default under the provisions of this loan. The inability of Panda to repay the Helix loans when due may have a material adverse effect on Panda, including possible loss of rights to its intellectual property through foreclosure, and could cause Panda to be unable to implement it's business strategy or force Panda to otherwise significantly curtail or cease its operations. Our obligations under the Helix loans would be assumed by SBI upon consummation of the Proposed Sale.

In June, July, August and October 1999, the Company entered into agreements with SBI pursuant to which SBI has loaned the Company $1,250,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000 pursuant to Amendment 2 to The Asset Purchase Agreement. (See Exhibit 4.12)

BUSINESS FACTORS THAT MAY ADVERSELY AFFECT OUR OPERATIONS AND THE
CLOSING OF THE SBI TRANSACTION.

WE FACE THE PRESSURES OF A COMPETITIVE INDUSTRY.

Panda operates in markets that are subject to intense competitive pressures that could affect prices or demand for Panda's products and services. The effect of competition on prices and demand may result in reduced profit margins and/or loss of market opportunity. Some competitors of Panda dominate their industries and have the financial resources to enable them to withstand substantial price competition or downturns in the market for semiconductor packages, related technologies. Panda faces the possibility (1) that we will not be able to compete successfully, (2) that our competitors or future competitors will develop technologies or products that render Panda's products and technology obsolete or less marketable or (3) that we will not be able to successfully enhance our products or technology or adapt them satisfactorily.

WE CANNOT BE SURE THE MARKET WILL ACCEPT OUR PRODUCT.

The products and technologies currently being sold or developed by Panda utilize newly developed designs. We believe that our existing and proposed technology and products represent significant advancements in semiconductor packaging technology. Demand for Panda's existing and proposed products, however, is subject to a high degree of uncertainty. Such high degrees of uncertainty are typical in the case of newly developed products. Achieving marketing acceptance for Panda's technology and existing and proposed products will require substantial marketing efforts and expenditure of significant funds to educate potential purchasers as to the distinctive characteristics and anticipated benefits of Panda's proposed products and technologies. Potential purchasers may be inhibited from doing business with Panda due to their commitment to their existing products. In addition, many potential purchasers maybe reluctant to use Panda's products and technologies until a sufficient number of other potential purchasers have already committed to do so. We have hired sales and marketing personnel for it's VSPA semiconductor package and Compass Connector. Panda's marketing efforts may not be successful. If we are unable to market our products successfully, our business, financial condition and operating results will be materially adversely affected.

OUR PRODUCT IS VERY COMPLEX.

Panda's success will depend in part upon its products and technology meeting acceptable cost and performance criteria, and upon timely introduction of our products and technology into the marketplace. There can be no assurance (1) that Panda's products and technology will satisfactorily perform the functions for which they are designed,
(2) that they will meet applicable price or performance objectives or
(3) that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development or commercialization. In addition, technology as complex as that which will be incorporated into Panda's proposed products may contain errors which become apparent subsequent to widespread Commercial use. Remedying such errors could delay Panda's plans and cause us to incur additional costs, which would have a material adverse effect on Panda.

WE ARE DEPENDENT ON MANUFACTURERS AND SUPPLIERS.

Panda has developed the ability to manufacture the VSPA semiconductor package. We have also made arrangements with third-party manufacturers to produce certain versions of the VSPA semiconductor package. Despite these existing production arrangements, Panda may not be able to produce sufficient quantities of VSPA to meet demand. Any inability to meet the demand for our products would have a material adverse effect on Panda's business, financial conditions and operating results. Any change in our third party manufacturing may impact the closing of the SBI transaction.

WE ARE DEPENDENT ON OUR INTELLECTUAL PROPERTY.

Trademarks, patents, copyrights, trade secrets and other intellectual property are critical to our success, and we rely on trademark, trade secret protection and confidentiality and/or license agreements with our employees, clients, partners and others to protect our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. As of June 7, 1999, Panda had obtained 19 United States patents and an aggregate of 43 foreign patents. We currently have a total of 17 patent applications pending in the United States and 30 foreign patent applications. Pending patent applications may not result in patents being issued. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. The patent position of high technology companies involves complex legal and factual questions and, therefore, we cannot predict their validity and enforceability with certainty. Even if issued, our patent applications may be challenged, invalidated, held unenforceable or circumvented. Further, rights granted under future patents may not provide proprietary protection or competitive advantages to us against competitors with similar technology. Others may independently develop similar technologies or duplicate technologies developed by us. Effective trademark and trade secret protection may not be available in every country in which our products and services are made available online. The steps we have taken to protect our proprietary rights may not be adequate, and third parties may infringe upon or misappropriate our trade secrets, trademarks, trade dress and similar proprietary rights. Others may independently develop substantially equivalent intellectual property. Any significant failure to protect our intellectual property in a meaningful manner could materially adversely affect our business, financial condition and operating results. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and technical resources, which could materially adversely affect our business, financial condition, operating results, as well as the closing of the SBI transaction.

OTHER FACTORS THAT MAY ADVERSELY AFFECT OUR RESULTS

WE HAVE THREE PENDING LITIGATION MATTERS.

On October 16, 1998, a complaint was filed against Panda in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L.C. The complaint alleges breach of contract by Panda for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that Panda is required to proceed with the financing transaction. Panda has filed an answer to the complaint. At the present time, the outcome of this litigation is both immeasurable and undeterminable. There can be no assurance that Panda will be successful in defending this litigation.

On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to S,G&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $375,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement. On November 2,1999, as stated in form 8-K dated November 9,1999 Mr. Sarubbi alleged that the Company was in default of the Letter Agreement dated June 24, 1999. Mr. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as, the 3,750,000 shares which would be issued upon shareholder approval. As a result, Mr. Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of the Company.

On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non-monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation and the outcome to this litigation could have a material adverse effect if the Company is unsuccessful.

Panda from time to time is involved in disputes that may lead to litigation in the future. Panda cannot determine the impact of those potential lawsuits at the current time. The disputes are not expected to be material.

WE CANNOT ENSURE YEAR 2000 COMPLIANCE.

Panda believes those computer systems of Panda and its suppliers are able to process date information beyond the year 1999. Panda is working to monitor the progress of its key suppliers to achieve Year 2000 compliance. The failure of a major supplier to become Year 2000 compliant would materially adversely affect Panda's business operations.

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

WE HAVE EXISTING OBLIGATIONS TO SOME PANDA SECURITYHOLDERS.

Holders of Common Stock received in the August 1998 private placement have the right to receive $460,500 in penalty payments from Panda due to unfulfilled obligations. Some of the holders have agreed to waive this penalty.

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

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is subject to changing interest rates. The Company's policy is to manage interest rate risk through the use of floating rate debt instruments. The Company has loans with an unrelated lender totaling two million at September 30, 1999. The interest rate on these loans is the Royal Canadian prime rate plus 2%. An immediate increase of 10% in interest rates would not be material.

Part II -Other Information

Item 1. Legal Proceedings

On October 16, 1998, a complaint was filed against Panda in the United States District Court for the Southern District of New York by Promethean Investment Group, L.L.C. The complaint alleges breach of contract by Panda for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that Panda is required to proceed with the financing transaction. Panda has filed an answer to the complaint. At the present time, the outcome of this litigation is both immeasurable and undeterminable. There can be no assurance that Panda will be successful in defending this litigation.

On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to S,G&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $375,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement. On November 2,1999, as stated in form 8-K dated November 9,1999 Mr. Sarubbi alleged that the Company was in default of the Letter Agreement dated June 24, 1999. . Mr. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as, the 3,750,000 shares which would be issued upon shareholder approval. As a result, Mr. Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of the Company.


On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non-monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation and the outcome to this litigation could have a material adverse effect if the Company is unsuccessful.

Panda from time to time is involved in disputes that may lead to litigation in the future. Panda cannot determine the impact of those potential lawsuits at the current time. The disputes are not expected to be material.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

The Company has outstanding loans from Helix in the aggregate principal amount of $2,000,000. Such loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%, are secured by the Company's intellectual property and were due and payable on February 15, 1999. As of August 19, 1999, this principal amount due Helix has not been repaid and is in default. The inability of the Company to repay the Helix loans when due may have a material adverse effect on the Company, including possible loss of rights to its intellectual property through foreclosure which would cause the Company to cease its operations. In connection with the Helix loans, the Company has issued to Helix warrants to purchase an aggregate of 2,850,000 shares of Common Stock at exercise prices ranging from $1.63 to $2.125 per share (collectively, the "Helix Warrants"). The Helix Warrants have expiration dates ranging from December 19, 1999 to August 7, 2000. These warrants have been valued at an aggregate of approximately $4,324,000. A total of $4,324,000 has been charged to amortization expense for these warrants through February 15, 1999. This accounting treatment has no impact on the Company's cash balance. As of November 15, 1999, Helix and its affiliates hold approximately 3.4% of the Company's outstanding Common Stock (not including shares issuable upon exercise of warrants).

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

August 11, 1999    The Panda Project, Inc. has entered into a Loan
                   agreement for an additional $325,000 totaling
                   $625,000 secured by the Company's assets.

September 9, 1999  The Panda Project, Inc. has amended the Asset
Purchase Agreement with Silicon Bandwidth, Inc. to extend the expiration date from October 31, 1999 to December 30, 1999.

October 21, 1999   The Panda Project, Inc. has amended the Form 8-K of
                   September  9, 1999 to include exhibits.

October 28, 1999   Promissory Note dated October 1, 1999 by and
                   between The Panda Project, Inc. (the "Company") and
                   Silcon Bandwidth, Inc. ("SBI"). Incorporated herein by reference to Exhibit 4.12 as part of the Registrant's Quarterly Report on Form 8-K dated
                   October 28, 1999.

November 9, 1999   Form 8-K stating that the Company received notice
                   that Mr. Sarubbi has alleged that the Company is in default of the Letter Agreement dated June 24, 1999.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE PANDA PROJECT, INC.

Date:   November 17, 1999
                                 By: /s/ MELISSA F. CRANE
                                 -------------------------------
                                           Melissa F. Crane
                                 Acting Chief Financial Officer
                                   (On behalf of the Registrant and
                                     as Principal Financial and
                                          Accounting Officer)


                             EXHIBIT INDEX


Exhibit                        Description of Exhibit
- -------                        ----------------------

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

4.11  Promissory Note dated August 17, 1999 by and between The
      Panda Project, Inc. (the "Company") and Silcon Bandwidth,
      Inc. ("SBI") (incorporated herein by reference to Exhibit 4.11 as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1999).

4.12  Promissory Note dated October 1, 1999 by and between The
      Panda Project, Inc. (the "Company") and Silcon Bandwidth,
      Inc. ("SBI") (incorporated herein by reference to Exhibit 4.12 as part of the Registrant's Quarterly Report on Form 8-K dated October 28, 1999).

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

21      Subsidiaries of the Company.

27      Financial Data Schedule.
________________

@ - Management contracts and compensatory plans and arrangements


[ARTICLE]                            5
[PERIOD-TYPE]                    9-MOS
[FISCAL-YEAR-END]          DEC-31-1999
[PERIOD-END]              SEPT-30-1999
[CASH]                          80,535
[SECURITIES]                         0
[RECEIVABLES]                  303,789
[ALLOWANCES]                  (295,292)
[INVENTORY]                     24,167
[CURRENT-ASSETS]               445,944
[PP&E]                       1,171,853
[DEPRECIATION]                 422,938
[TOTAL-ASSETS]               1,782,901
[CURRENT-LIABILITIES]        6,205,232
[BONDS]                              0
[PREFERRED-MANDATORY]                0
[PREFERRED]                  4,867,945
[COMMON]                       296,839
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY] 1,782,901
[SALES]                       (403,740)
[TOTAL-REVENUES]            (1,153,841)
[CGS]                          206,060
[TOTAL-COSTS]                  206,060
[OTHER-EXPENSES]             6,989,446
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]             302,938
[INCOME-PRETAX]             (6,175,176)
[INCOME-TAX]                         0
[INCOME-CONTINUING]         (6,175,176)
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                (6,175,176)
[EPS-BASIC]                       (.25)
[EPS-DILUTED]                     (.25)