Form 10-Q/A
period 1999-09-30
PANDA PROJECT INC
filed 1999-12-14
CIK 917736

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

Item 3 -Defaults Upon Senior Securities

Item 4 -Submission of Matters to Vote of Security Holders

Item 5 -Other Information

Item 6 -Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

The Panda Project, Inc.
Condensed Balance Sheets
                                         September 30,  December 31,
                                           1999            1998
                                       ------------- -------------
                                        (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents              $      80,535  $      60,613
Accounts receivable-trade (net of
 allowance of $295,292 at September 30,
 1999 and at December 31, 1998)                8,496         64,206
Inventory, net                                24,167         47,319
Other receivables                            289,618         19,273
Prepaid expenses and other current
  assets                                      43,128        637,947
                                       ------------- -------------
Total current assets                         445,944        829,358
                                       ------------- -------------

Property and equipment, net                1,171,853      1,845,939
Restricted cash                               80,000         80,000
Other assets                                  85,104         82,540
                                       ------------- -------------

Total assets                           $   1,782,901  $   2,837,837
                                       =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                       $    1,182,648 $   1,207,662
Notes payable                               2,950,000     2,000,000
Accrued expenses and other
 current liabilities                        2,282,584     1,356,069
                                        ------------- -------------
Total current liabilities                   6,415,232     4,563,731
                                        ------------- -------------
Stockholders' Deficit:
Preferred stock, $.01 par value,
  2,000,000 shares authorized: 1,000
  shares designated as Series A, 529 shares
  issued and outstanding at September 30,
  1999 and 420 shares issued and
  outstanding at December 31, 1998          4,864,137     3,967,057
Common Stock, $.01 par value, 50,000,000
  shares authorized: 29,698,425 shares
  issued and outstanding at September 30,
  1999 and 16,744,088 shares issued
  and outstanding at December 31, 1998        296,985       167,441
Additional paid-in capital                 76,931,972    74,479,857
Accumulated deficit                       (86,725,425)  (80,340,249)
                                         ------------  ------------
Total stockholders' deficit                (4,632,331)   (1,725,894)
                                         ------------  ------------
Total liabilities and stockholders'
  deficit                               $   1,782,901   $ 2,837,837
                                        =============  =============

See Notes to Condensed Financial Statements.



The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)
                            Three Months Ended           Nine Months Ended
                                September 30,              September 30,
                              1999         1998         1999         1998
                           ----------- ----------- ----------- -----------
Revenues:
   Product sales           $       101  $   193,268  $   403,841  $   515,186
   Licensing fees              250,000         -         750,000         -
Contract research and
  development revenues            -            -            -         135,673
Less returns and
  Allowances                      -          (3,239)        -          (3,239)
                           -----------  -----------  -----------  -----------
   Net revenues            $   250,101  $   190,029  $ 1,153,841  $   647,620

Costs and expenses:
   Cost of sales                11,933      169,152      206,060      563,604
   Research and
    development                182,988      803,722      754,652    2,832,242
   Selling, general
    and administrative         858,127    2,076,024    3,582,071    6,316,268
   Amortization of debt
    issuance costs/
    accrued penalties          177,000    1,246,000    2,695,500    2,475,514
   Cost associated with
    asset impairments          167,223        -          167,223        -
                           -----------  -----------  -----------  -----------
    Total costs and
     expenses                1,397,217    4,294,898    7,405,506   12,187,628
                           -----------  -----------  -----------  -----------
    Operating loss          (1,147,170)  (4,104,869)  (6,251,665) (11,540,008)

    Interest income (expense)     (599)      21,299    (302,938)     (21,298)
    Other income               105,287       (3,075)    111,059       47,311
    Gain on Sale/
    Disposal of Assets           3,695        -          58,368         -
                           -----------  -----------  -----------  -----------

    Net loss               $(1,038,787) $(4,086,645) $(6,385,176)$(11,513,995)
                           ============ ===========  ===========  ===========

Dividends and amortization
 of beneficial conversion
 feature related to
 convertible preferred
 stock                          -         (177,872)     (54,067)    (689,713)
                           ============ ===========  ===========  ===========

Net loss applicable to
 common stock              $(1,038,787)$(4,264,517) $(6,439,243) (12,203,708)
                           ============ ===========  ===========  ===========

   Basic and diluted loss
    per common share       $      (.04) $      (.31) $      (.26) $      (.95)
                           ===========  ===========  ===========  ===========
   Weighted average shares
    outstanding             24,323,537   13,850,943   24,587,384   12,779,174
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


5.  Accounts Payable

During the three months ended September 30, 1999, the Company settled various trade receivables with vendors for less than the amount originally expensed. This difference of $105,287 was recorded in other income.

6.  Notes Payable

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

On May 14, 1999, the Company, Helix and Silicon Bandwidth, Inc. ("SBI") entered into an agreement ("Helix Agreement") whereas upon the closing of the acquisition of certain assets of the Company by SBI, SBI will pay $1,000,000 to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of Panda common stock to Helix, Helix releases Panda from payment on all accrued interest on the notes remaining unpaid as of the date of such payment of $1,000,000. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix. (See exhibit 2.3)

On June 11, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company $300,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated June 11, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000. (See Exhibit 4.9)

On July 15, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $625,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated July 15, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000. (See Exhibit 4.10)

On August 17, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $325,000 with borrowed amounts totaling $950,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated August 17, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000. (See Exhibit 4.11)

On October 1, 1999, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $300,000 with borrowed amounts totaling $1,250,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000. (See Exhibit 4.12)

7.  Common Stock

In January 1999, the Company received approximately $415,000 from the exercise of warrants to purchase 553,333 shares of the Company's common stock related to the 1996 private placement. In February 1999, the Company received $1,000,000 from Samtec, Inc. which includes a non-refundable upfront license fee related to VSPA and, a purchase of 666,667 shares of the Company's common stock.


On May 18, 1999, the Company issued 1,000,000 shares of the Company's common stock to Helix pursuant to the Helix Agreement dated May 14, 1999. The Company recorded $266,000 in loan interest expense related to the issuance of the shares to Helix. Additionally, the Company issued Mr. Sarubbi an additional 2,100,000 shares of the Company's common stock pursuant to an amendment dated June 24, 1999 to the original settlement agreement between the Company and Mr. Sarubbi dated December 11, 1998 (See Legal Proceedings). $327,600 was recorded in SG&A related to the issuance of the additional 2,100,000 shares of the Company's common stock and $585,000 was recorded related to the 3,750,000 common shares to be issued upon shareholder approval of additional authorized shares.

8.  SERIES A CONVERTIBLE PREFERRED STOCK

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


Shares of Series A Preferred are convertible into shares of common stock pursuant to a formula whereby the purchase price of the shares to be converted plus any such dividends is divided by a conversion price defined as the lower of (i) $3.50 subject to adjustment in the event of certain dilutive issuances of securities by the Company or for stock splits or similar events, or (ii) a percentage of the average closing bid price of the common stock for the five days immediately preceding conversion equal to 92%, if conversion occurs in the period beginning 120 days and ending 180 days after issuance of the Series A Preferred, or 90%, if conversion occurs after 180 days from issuance of the Series A Preferred. However, On May 14, 1999 the conversion price was set pursuant to the Exchange Agreement at $.261. From July 1, 1998 through September 30, 1999, 272.14 shares of Series A Preferred were converted into an aggregate of 4,666,492 shares of common stock of the Company. As of September 30, 1999, 528.85 shares of Series A Preferred (including 171 penalty shares) have not been converted. However, these shares will be converted five days prior to the record date into 20,262,681 Common shares calculated as (528.85 x 10,000 / .261).

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


On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to SG&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $585,000 has been recorded in Panda's financial statements as part of SG&A for the planned issuance of the additional 3,750,000 shares of Panda Common Stock. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement. On November 2,1999, as stated in form 8-K dated November 9,1999 Mr. Sarubbi alleged that the Company was in default of the Letter Agreement dated June 24, 1999. Mr. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as, the 3,750,000 shares which would be issued upon shareholder approval. As a result, Mr. Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of the Company.

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

Results of Operations -Quarter and Nine Months Ended September 30,
1999 and
1998

     Net revenues increased during the quarter ended September 30, 1999 ("Third Quarter of 1999") to approximately $250,000 as compared to $190,000 for the quarter ended September 30, 1998 ("Third Quarter of 1998"). The net revenue increase for the quarter was attributable to a one time license fee to be paid by Aju Exim, a Korean lead frame manufacturer. In addition, the third quarter of 1998 revenue was solely recognized from product sales of remaining Rock City inventory and VSPA sales for prototype, pre-production and production orders.
In the third quarter of 1999 no such product sales were realized.
Net revenues for the nine months ended September 30,1999 were approximately $1,154,000 compared to approximately $648,000 for the same period last year as a result of increased technology revenues, including two one time, up front licensing fees totaling $750,000. In addition, in 1998 approximately $138,000 of revenue was recorded related to contract research and development from DARPA which was successfully completed in April of 1998.

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

    Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the Third Quarter 1999 to approximately $858,000 compared to approximately $2,076,000 for the Third Quarter 1998. The average number of employees has decreased from 40 at September 30, 1998 to 17 full time employees as of September 30, 1999. The decrease in full-time employees is directly related to ceasing operations related to Systems activity and the need to reduce on going operational costs. Payroll and related expenses decreased to approximately $345,600 for the quarter ended September 1999 as compared to $1,054,000 for the quarter ended September 1998.

    For the nine months ending September 30,1999 SG&A decreased to approximately $3,582,000 compared to $6,316,000 for the same period in 1998. The average number of full-time employees decreased to 17 from
40. The decrease in full-time employees is directly related to ceasing operations related to the Systems activity and the need to reduce on going operational costs. Payroll and related expenses decreased approximately $2,001,000 for the nine months ended September 30, 1999 compared to the same period in 1998. In addition, a non-cash charge of $327,600 related to the issuance of 2,100,000 shares and $585,000 related to the 3,750,000 shares to be issued pursuant to the Sarubbi settlement is recorded in SG&A.

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

Interest expense increased for the nine months ended September 30, 1999 to $302,000 as compared to $21,000 for the same period last year. The increase is related to a non-cash charge of $266,000 related to the issuance of 1,000,000 common shares to Helix pursuant to the Helix Agreement dated May 14, 1999. (See exhibit 2.3)

    Other income increased in the third quarter of 1999, approximately $108,000 from the same period last year related to the settlement of various trade receivables for less than the amount originally expensed.

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

Liquidity and Capital Resources
- -------------------------------

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


    On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to S,G&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $585,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement. On November 2,1999, as stated in form 8-K dated November 9,1999 Mr. Sarubbi alleged that the Company was in default of the Letter Agreement dated June 24, 1999. Mr. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as, the 3,750,000 shares which would be issued upon shareholder approval. As a result, Mr. Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of the Company.

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

On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to S,G&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $585,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement. On November 2,1999, as stated in form 8-K dated November 9,1999 Mr. Sarubbi alleged that the Company was in default of the Letter Agreement dated June 24, 1999. . Mr. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as, the 3,750,000 shares which would be issued upon shareholder approval. As a result, Mr. Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of the Company.

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

December 13, 1999  The Panda Project, Inc. has amended the Form 8K update of October 21, 1999 to include Exhibit D.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE PANDA PROJECT, INC.

Date:   December 14, 1999
                                 By: /s/ MELISSA F. CRANE
                                 -------------------------------
                                           Melissa F. Crane
                                 Acting Chief Financial Officer
                                   (On behalf of the Registrant and
                                     as Principal Financial and
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

21      Subsidiaries of the Company.

27      Financial Data Schedule.
________________

@ - Management contracts and compensatory plans and arrangements


[ARTICLE]                            5
[PERIOD-TYPE]                    9-MOS
[FISCAL-YEAR-END]          DEC-31-1999
[PERIOD-END]              SEPT-30-1999
[CASH]                          80,535
[SECURITIES]                         0
[RECEIVABLES]                  303,789
[ALLOWANCES]                  (295,292)
[INVENTORY]                     24,167
[CURRENT-ASSETS]               445,944
[PP&E]                       1,171,853
[DEPRECIATION]                 422,938
[TOTAL-ASSETS]               1,782,901
[CURRENT-LIABILITIES]        6,415,232
[BONDS]                              0
[PREFERRED-MANDATORY]                0
[PREFERRED]                  4,867,945
[COMMON]                       296,839
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY] 1,782,901
[SALES]                       (403,740)
[TOTAL-REVENUES]            (1,153,841)
[CGS]                          206,060
[TOTAL-COSTS]                  206,060
[OTHER-EXPENSES]             6,989,446
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]             302,938
[INCOME-PRETAX]             (6,385,176)
[INCOME-TAX]                         0
[INCOME-CONTINUING]         (6,385,176)
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                (6,385,176)
[EPS-BASIC]                       (.26)
[EPS-DILUTED]                     (.26)