Form 10-Q/A
period 1999-09-30
PANDA PROJECT INC
filed 1999-12-15
CIK 917736

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

Common Stock, $.01 Par Value 29,698,425 shares as of November 12,
1999.

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

On May 14, 1999 the Company entered into an Exchange Agreement with the Series A Preferred Stock Holders ("Holders") to exchange their preferred shares for the Company's common shares at an exchange rate of $.261. In connection with this agreement the Company issued an additional 171 shares of Series A Preferred stock to the Holders in payment for penalties owed to such holders. The Holders hereby agree to waive all penalties owed by the Company. Additionally, in consideration of the Exchange Agreement the Holders have agreed to enter into a voting agreement in favor of the Company's sale of its intellectual property portfolio and certain fixed assets related to the interconnect and semiconductor business. (See Exhibit 2.4)

9. August Private Placement

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

10. Commitments and Contingent Matters

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

11.  Subsequent Events

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

                                 THE PANDA PROJECT, INC.

Date:   December 15, 1999
                                 By: /s/ MELISSA F. CRANE
                                 -------------------------------
                                           Melissa F. Crane
                                 Acting Chief Financial Officer
                                   (On behalf of the Registrant and
                                     as Principal Financial and
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