Form 10KSB
period 1999-12-31
PANDA PROJECT INC
filed 2000-04-14
CIK 917736

FORM 10-K/SB
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             Annual Report
                             -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non affiliates of the Registrant based on the last sale price for such stock at March 31, 2000.

                              17,693,394

shares of Common Stock, $.01 par value, outstanding at March 31, 2000.

                             58,977,980

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

                             Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         Signatures

        Forward-looking statements in this 10-K, including statements concerning production and sale of the VSPA product, are based on information available to the Company as of the date hereof and involve and number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property litigation, and the risk factors detailed from time to time herein.

                          PART I
Item 1.  Business

  The Panda Project, Inc. ("Panda" or the "Company") a Florida Corporation, was incorporated in 1992. Since this time Panda has been a technology company engaged in the design, development, manufacture, licensing and sale of interconnect solutions to generate greater throughput from silicon to board to system.

     On May 14, 1999, Panda announced that it had entered into a Letter of Intent with Silicon Bandwidth, Inc. ("SBI"), a privately held Delaware Corporation, with respect to the sale of substantially all of its intellectual property portfolio and certain fixed assets. On July 15, 1999, the Board of Directors, which was comprised of Stanford W. Crane, Jr. and William E. Ahearn, approved the Asset Purchase Agreement subject to shareholder approval. On July 19, 1999, SBI and Panda executed the Asset Purchase Agreement.

     On February 18, 2000 the Shareholders of Panda approved the transaction as well as all other items put before them as described in the Company's 14A dated January 28, 2000. On February 28, 2000, Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder's Agreement being finalized and the Helix Loan being transferred. The Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 11, 2000 the Stockholder's Agreement by and between, Panda, SBI, VantagePoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholder's was executed. (see Exhibit 10.28). Since the closing of the transaction with SBI in February 2000, the sole purpose of the Company is the ownership of SBI common shares.

     In 1999, Panda focused all of its efforts on the VSPA and Compass technology products collectively the ("Technology Products"). These technologies are embodied in VSPA, a three-dimensional semiconductor package, and the Compass Connector, a board-to-board interconnect solution VSPA has received JEDEC JC-11 Committee designation and has passed Mil Std.
883. The JEDEC JC-11 Committee is responsible for setting standards for semiconductor packages. The Company obtained JEDEC designation in 1997. The JEDEC designation for VSPA is PQFP-B. Semiconductor manufacturers can obtain relevant mechanical data and specifications regarding the VSPA product. Military standard 883D is the reliability standard for electrical and mechanical testing parameters which indicate the level of future durability and performance for components. In order for VSPA to be commercially viable, it was necessary to prove its performance by achieving industry standard levels. In addition, in September 1998, the Compass Connector received Bellcore approval. Bellcore approval is an important series of reliability, mechanical and electrical tests for the telecommunications industry. In order for an interconnect to be used in commercial applications for the telecommunications industries, most potential end users will require that the connector be Bellcore approved.

  Since November 1998, Panda elected to exit its Systems business entirely, when Panda announced a streamlining of operations that included a significant reduction of operations related to the development of the Archistrat line of computers and the Rock City line of desktop computers (collectively the "Systems") and any upgradable mother board development related to the Systems, Panda has focused solely on the Technology Products.

Technology Products

  The Technology products described below were sold to SBI as part of the asset sale that occurred in February 2000 (see "Subsequent Event" Section). Panda has ceased all activity in these products since the closing of the asset sale to SBI. In 1999, Panda continued to develop its VSPA and Compass products that address the need for greater bandwidth. (see "Subsequent Event" Section). With respect to Bandwidth, it is a term that refers to the capacity for transmitting data inside the electronic device as well as between two or more devices. In recent years, improvements in the speed at which microprocessors and other integrated circuits can process data have far outpaced the data transmission capacity of other electronic components and of the connectors and lines which link the devices. The resulting bandwidth bottlenecks have effectively negated some of the improvement in processing speed attributable to the enhanced microprocessors. The Technology Products include semiconductor packages and interconnect devices which incorporate designs which Panda believes enable these products to effectively address the bandwidth bottlenecks. In addition, these Company products, which are protected by a variety of patents which have either been issued or for which applications are currently pending, have significant advantages over currently available products, including:

  Density of Electrical Connections: The Technology Products embody proprietary geometrics that allow the placement of a greater number of conductive leads than is possible with conventional designs. This permits the access and transport of an increased volume of data.

  Reduced Size: Due to their higher contact density, the Technology Products require less surface area and routing layers than is required by conventional semiconductor packages and interconnect devices to accommodate the same number of leads. This improves the performance and, lowers the cost of using the products in electronic applications.

  Superior Electrical and Thermal Characteristics: The Technology Products are designed to provide faster electrical connections while minimizing the interference (parasitics) which can occur in a high density electrical environment. The materials, used in the Technology Products, are also constructed in such a way to dissipate heat better than conventional designs. Panda believes that its Technology Products will withstand the rigors of environmentally stressful applications such as automotive and other high-temperature applications.

  Compatibility; Reduced Cost of Manufacture: The Technology Products are intended to be compatible with existing industry standards. For example, while one of Panda's semiconductor packages (VSPA) incorporates a proprietary array of electrical leads, the space (pitch) between the leads, which is of critical importance in the surface mount manufacturing process, is no smaller than that of conventional packages such as Plastic Quad Flat Pack ("PQFP"), and Ball Grid Array packages ("BGA"). In addition, use of VSPA in an assembly environment, requires only minor modifications to be compatible with standard die attachment and wire bonding equipment such as the ESEC 3008 and K&S 8020 wirebonders. Additionally, test sockets for electrical testing, post assembly, and complete manufacturing procedures are available for customers. Panda believes that customers housing their silicon devices in the Technology Products will experience reduced overall production cost in high volume.

  Semiconductor Packages: Semiconductor companies are facing ever increasing demands for greater lead counts, improved thermal performance, miniaturization and lower packaging costs in Semiconductor packages. As a result of the trend in semiconductors, there have been increasing strains on the packaging. Semiconductor companies have turned to independent packaging companies for technology development and innovation.

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

  Panda had developed and patented 2 semiconductor packages: VSPA, which a peripherally leaded package with one or multiple tiers, and Compass PGA, a pluggable pin grid array. Both packages are made from similar materials.

  VSPA was designed to address the increasing demands on bandwidth from the silicon to the PCB. VSPA is a low cost surface mount semiconductor package that provides higher I/O in less space with improved electrical and thermal performance as compared to other packages on the market today. VSPA, also called PQFP-B, is registered with JEDEC JC-11 committee under MO-198 and has passed Military Standard 883D. The qualification testing from the VSPA was performed by independent companies including ISE/IQL Labs, Inc., Lockheed Martin and the Georgia Tech Packaging Research Center.


  VSPA is based on a three-dimensional architecture that utilizes multiple rows of pins that are tiered to achieve a greater density within a smaller area. The VSPA is scalable in X, Y, and Z axes being either square or rectangular in shape. By using individual pre-stamped pins, the VSPA package does away with a traditional lead frame and many of the labor intensive molding steps. As a result, it allows leads to be interleaved and arranged in several tiers. The number of tiers depends upon the target die size and necessary number of I/O. VSPA can be configured with one to six tiers, allowing packages up to and over 1,000 pins. This allows the package to shrink and grow depending on the customer's chip application.

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

  In January 1998, Panda received its first production order for 1 million units for a customized version of the VSPA package from Veridicom. As of December 31, 1999, Panda shipped in excess of 200,000 units to Veridicom.

 The Compass PGA described below was sold to SBI as part of the asset sale that occurred in February 2000 (see "Subsequent Event" Section.) The
Compass PGA is a high density PGA semiconductor product primarily designed to address the high density chipscale segment of the packaging market. The Compass PGA employs multiple leads and requires less surface area of the PCB to accommodate the same number of leads in traditional PGA packages. Additional design and qualification work must be done prior to commercialization of this product. The Compass PGA can be used with existing wirebond and FlipChip technologies. Panda believes that densities in excess of 1,100 can be achieved. In July 1996, Panda received a patent covering the Compass PGA product. The Compass PGA technology has never been commercialized.

  Interconnect Products: The Compass Connector license granted by Mr. Crane described below will be transferred to SBI as part of the asset sale that occurred in February 2000 (see "Subsequent Event" Section). However until March 2000, Panda had use of the license that had been been granted to the Compass interconnect product by Stanford W. Crane, Jr., its inventor and the Company's President and Chief Executive Officer. Currently Panda purchases and resells the Compass V version from LG Cable & Machinery ("LG Cable"), part of the LG Group in Korea, and a licensee of the Compass technology.
The Compass V is a 196 position connector available in both straight and right angle female versions, and vertical male versions.

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

Manufacturing

  The manufacturing equipment products described below were sold to SBI as part of the asset sale that occurred in February 2000 (See "Subsequent Event" Section). Panda had developed the ability to manufacture the VSPA semiconductor package at its production facility in Boca Raton, Florida, using two automated machines designed and built by Panda. The machines have a wide range of flexibility in terms of the pin count of the VSPA packages it will produce, and their production capacity ranges from 235,000 parts per month to 290,000 parts per month, depending upon the pin count of the package (i.e., the higher the pin count, the lower the monthly production capacity). The first machine became operational in late September 1997 and the second machine, after undergoing refinements based on data derived from operating the first machine, became operational in 1998. Although these machines have been designed and developed by Panda, most of the components from which they are built are available from multiple suppliers. Panda believes these machines can be readily replicated to increase manufacturing capacity as demand for VSPA increases.

  Panda had an arrangement with LG Cable, a unit of Korea-based LG Group and a licensee of Panda's Compass technology, to acquire the Compass V Connectors for distribution as discrete parts to customers. LG's license was transferred to SBI as part of the asset sale and LG will continue to manufacture parts for SBI including the Compass Connector and the VSPA. Panda believes that this source of supply is sufficient to meet the demand for Compass V Connectors for the foreseeable future. In the future if the technology is successfully commercialized, the Compass V Connector for use by third parties, such commercialization may require its strategic partners to expand their manufacturing capacity for Compass V Connectors or for Panda to enter into additional licensing arrangements, joint ventures or strategic alliances with respect to the manufacture of Compass Connectors. See "Marketing and Strategic Relationships". Panda has also subcontracted with LG Cable for the manufacturing of the VSPA 80/1 package for Veridicom. In addition to the single row production machines Panda added internally, LG has built a fully automated assembly line with capacity of 350,000 units per month.

  In 1998, Panda contracted with Possehl Hong Kong Machinery limited ("PBE") for the production of the VSPA 360 and 240 products. PBE specializes in providing leadframe and other raw materials for the semiconductor packaging market. PBE has 16 factories in 12 countries located in Europe, Asia and the U.S. The 360 and 240 have the same body size and have an interchangeable footprint on the PCB. In March 1999, the machine at PBE was being qualified for production. PBE will be responsible for all VSPA high volume production for these products. It is anticipated that PBE will continue to manufacture the VSPA product for SBI.

    In September 1999, Panda licensed AJU EXIM, a Korean leadframe manufacturer, the rights to manufacture the VSPA product line. Panda expects AJU EXIM to become a supplier of VSPA components including pins, plastic and die attach plates. AJU EXIM's license was transferred to SBI as part of the asset sale. It is anticipated that AJU EXIM will manufacture the VSPA pin component and die attach plates for SBI.

Marketing and Strategic Relationships.

  In June 1996, September 1996, July 1997 and January 1999, Panda licensed the VSPA semiconductor packaging technology to AMP Incorporated, Pantronix Corporation, LG Cable and Samtec, Inc., respectively. In October 1999, Panda terminated its licensing agreement with Pantronix due to non-payment of the $250,000 fee due on the third anniversary date of the agreement. Additionally, AMP, Inc. has decided not to transfer the Panda-AMP licensing agreement and to terminate the licensing agreement. Panda believes it is entitled to the minimum payment of $250,000 due under the agreement. Under the terms of the LG and Samtec licensing agreements, the licensee has been granted worldwide rights to manufacture and sell VSPA. Samtec, AJU EXIM and LG Cable licensing agreements have been transferred to SBI. Panda has only received up-front licensing fees to date.

  In October 1996, Panda and Stanford W. Crane, Jr., Panda's President and Chairman, entered into an agreement with LG Cable, under which LG Cable was granted a license to the Compass technology. The license granted to LG Cable is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. LG Cable has built a production facility in Korea for production of Compass V, an enhanced version of the Compass Connector. Based on information supplied to Panda by LG Cable, production capability of the Compass V reached 250,000 parts per month in January 1998. The Crane-Panda licensing agreement will be transferred, subject to the agreement being finalized, to SBI as part of the asset sale that occurred in February 2000 (See "Subsequent Event" Section).

  Panda has also established relationships with semiconductor assemblers for the back-end assembly process for VSPA which includes mounting the chip, wirebonding, encapsulation and marking of the finished product. These relationships include Gateway Semiconductor, ATEC and ASE Malaysia. These relationships are needed for Panda's and SBI's customers to utilize the VSPA package. Additionally, Panda has worked closely with ESEC, a Swiss manufacturer of die attachment and wirebonding equipment, to optimize their equipment for the VSPA package.

    Although in 1999, Panda actively pursued commercialization of these technologies, it has now ceased all sales, marketing and manufacturing activity since February 2000.

BACKLOG
-------

     As of December 1999, the Company's revenue backlog amounted to approximately $812,000. The Company and/or SBI expect to completely fill the current backlog within the next fiscal year. As of March 31, 2000, the backlog consisted of product to be shipped to Veridicom under their respective original purchase orders. The backlog has been transferred as part of the asset sale and SBI will fulfill all future orders related to the Technology Products.

    The portion of the backlog of $812,000 related to one customer was not recognized due to delays to Veridicom in shipment of their silicon wafers. Veridicom uses the VSPA product to house their proprietary silicon. If Veridicom has delays in shipment of their silicon wafers, then there would be a delay of ordering additional VSPA packages. It is expected that Veridicom will continue to order parts for this specific version of their product and therefore it is expected that the original purchase order will be fulfilled by Panda prior to the closing of the transaction and by SBI after closing the transaction.

RESEARCH AND DEVELOPMENT
------------------------

     The R&D activity described below has ceased since all of the intellectual Property was sold to SBI as part of the asset sale that occurred in February 2000 (see "Subsequent Event" Section) In early 1998, Panda's principal research and development efforts were devoted to the design and development of VSPA and Rock City. The Rock City development included new upgradable boards as well as a new chassis design. Since September 1998, all research and development was for the VSPA product and specific customer applications. In 1999, Panda spent approximately $907,000 on research and development of technology products. For the year ending December 31,1998, Panda spent approximately $3,400,000 on research and development.

Patents And Proprietary Information
-----------------------------------

   The Patents And Proprietary Information described below were sold to SBI as part of the asset sale that occurred in February 2000 (see "Subsequent Event" Section). However, the future success of the technology will depend partially on SBI's ability to obtain patents, protect trade secrets, and operate without infringing on the proprietary rights of others. As of December 31, 1999, Panda had obtained 23 United States patents and an aggregate of 52 foreign patents. In addition, Panda had pending a total of 14 United States and 30 foreign patent applications. These patents and pending applications relate to VSPA, Compass PGA, various designs of the Computer Systems, the use of the Compass Connector in Compass PGA and in the Computer Systems, and a PCB manufacturing technology known as "Well Tech PCB." Panda's foreign patent filings have been made in selected countries, including the Republic of China (Taiwan), Germany, the United Kingdom, Ireland and France.

  There can be no assurance that any of the pending patent applications will ultimately result in an issued patent. Moreover, the patent laws of other countries may differ from those of the United States as to the patentability of Panda's products or technology, and the degree of protection afforded by foreign patents may be different from that in the United States. The failure by Panda to obtain patents for which applications are currently pending could have a material adverse effect on Panda's ability to commercialize successfully its proposed technology and products. Even if Panda is able to obtain such patents, there can be no assurance that any such patents will afford Panda commercially significant protection for its technology or products. In addition, other companies may independently develop equivalent or superior technologies or products and may obtain patent or similar rights with respect to them. Although Panda believes that its technology has been independently developed and that its technology does not infringe on the patents or violate the proprietary rights of others, there can be no assurance that any of Panda's technology or products, will not be determined to infringe upon the patents or proprietary rights of others, or that patents or proprietary rights of others will not have an adverse effect on the ability of Panda to do business. If Panda's technology or products were determined to infringe on the patents, trademarks or proprietary rights of others, Panda could, under certain circumstances, become liable for damages, which also could have a material adverse effect on Panda. Moreover, in the event that Panda's technology or proposed products were deemed to infringe upon the rights of others, Panda would be required to obtain licenses to utilize such technology. There can be no assurance that Panda would be able to obtain such licenses in a timely manner or on acceptable terms and conditions, and the failure to do so could have a material adverse effect on Panda. If Panda were unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the infringed upon patents or rights, or could find the development, manufacture or sale of products requiring such licenses to be foreclosed. In addition, patent disputes are common in the computer industry and there can be no assurance that Panda will have the financial resources to enforce or defend a patent infringement or proprietary rights action.

  Panda has registered the Archistrat, VSPA and Rock City trademarks with the U.S. Patent and Trademark Office and has applied for appropriate trademark, copyright and other legal protection for its product names, logos and other identifications. There can be no assurance that Panda will not be precluded by others from using any of such identifications or creating proprietary rights with respect to them.

    The Crane-Panda licensing agreement described below will be transferred, subject to the agreement being finalized, to SBI as part of the asset sale that occurred in February 2000 (See "Subsequent Event" Section.) Pursuant to a license agreement entered into in January 1996 between Panda and Mr. Crane (the "Crane-Panda License"), Mr. Crane has granted Panda the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of Panda's Archistrat Computers and the development and commercialization of Compass PGA. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below and supersedes an earlier license agreement between Mr. Crane and Panda relating to the Compass Connector. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results" and "--Dependence On The Crane-Panda License Agreement; Potential Conflicts Of Interest." Under the Crane-Panda License, Panda is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Archistrat Computers or other computer system or assembly. Panda may grant sublicenses under the Crane-Panda License, but only for the use of products as incorporated in the Archistrat Computers or other computer system or assembly. To date, there have been no sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License. The Crane-Panda License obligates Panda to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that Panda becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. Panda is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would have a material adverse effect on Panda. There can be no assurance that conflicts of interest will not arise with respect to the Crane-Panda License or that such conflicts will be resolved in a manner favorable to Panda. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

  Panda relies on confidentiality and nondisclosure arrangements with its employees, consultants and others involved with Panda's product and technological development efforts. There can be no assurance that these agreements will provide meaningful protection to Panda or that other companies will not acquire information which Panda considers proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable or superior to that of Panda.

COMPETITION
-----------

  The technology competes against other semiconductor packages and interconnect devices from many large corporations. These corporations all have significantly greater financial resources than Panda. In semiconductor packaging, companies such as IBM, Motorola and Amkor have significant development capabilities and financial strength to develop new semiconductor packages. VSPA competes against well established products such as QFP's, BGA's and PGA's. Panda also has depended upon third party subcontractors for volume production as well as, the supply of the individual components, including the pins and plastic that are an integral part of the VSPA and Compass Connector.

  In the connector market, Compass competes with the AMP's Mictor Line and the Teradyne VHDM connectors. These companies have significant resources, not only financially, but also in manufacturing and sales and marketing.

EMPLOYEES
---------

  On December 31, 1999, Panda had 17 full-time employees. Mr. Crane divides his time between product research, manufacturing, and general management. Panda considers its relations with its employees to be good. Panda's employees are not represented by labor unions. The Company plans to retain only 2 employees after the transition is completed with SBI. The Company currently has 5 employees.

RECENT DEVELOPMENTS
-------------------

Subsequent Events

 On May 14, 1999, Panda announced that it had entered into a letter of intent with Silicon Bandwidth, Inc., a privately held Delaware Corporation, with respect to the sale of substantially all of its intellectual property portfolio and certain fixed assets. On July 15, 1999, the Board of Directors, which was comprised of Stanford W. Crane, Jr. and William E. Ahearn, approved the Asset Purchase Agreement subject to shareholder approval. On July 19, 1999, SBI and Panda executed the Asset Purchase Agreement.

 In June, July, August, October, and November 1999, as well as January and February 2000, Panda entered into loan agreements with SBI to borrow $2,295,000. These loans have a maturity date of February 24, 2000. As of March 31, 2000, the principal on these loans has not been repaid. In connection with these loans, Panda has granted to SBI a security interest in substantially all of the assets of the Company pursuant to a security agreement. The loans bear interest at a rate of 6% per annum and were due and payable on February 24, 2000.

  On February 18,2000, the Company held its annual meeting of its shareholders at the Hilton Hotel, 100 Fairway Drive, Deerfield Beach, Florida 33441, for the following purposes:

   1. To consider and vote on a proposal (the "Proposed Sale") to approve an Asset Purchase Agreement, dated as of July 19, 1999, as amended (the "Asset Purchase Agreement"), between Panda and Silicon Bandwidth, Inc., a Delaware corporation ("SBI"), and related transactions for the sale of substantially all the operating assets of Panda. The results were as follows: For 58.6%, against .16%, and abstain .01% of the shares outstanding.

   2. To consider and vote upon a proposal to amend Panda's Articles of Incorporation (the "Amendment to the Articles") to increase the authorized shares of its common stock, par value $.01 per share (the "Panda Common Stock"), from 50,000,000 to 100,000,000. The results were as follows: For 74.34%, against .34%, and abstain .01% of the shares outstanding.

   3. To elect a director to serve on Panda's Board of Directors until the 2002 Annual Meeting and until his successor is duly elected and qualified. The results were as follows: For 74.54%, withhold .14% of the shares outstanding.

   4. To ratify the selection by the Board of Directors of Grant Thornton LLP as independent accountants for the current fiscal year. For 74.6%, against .06%, and abstain .03% of the shares outstanding.

On February 18, 2000, the Shareholders of Panda approved the transaction as well as all other items put before them as described above. On February 28, 2000, Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder's Agreement being finalized and the Helix Loan being transferred the Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 13, 2000 the Stockholder's Agreement by and between, Panda, SBI, Vantagepoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholders was executed.

The authorized capital stock of SBI is 30,000,000 shares of Common Stock and 10,000,000 shares of Series A Preferred Stock. Of these shares, 1,000,000 shares of Common Stock has been issued to Panda, 2,000,000 additional shares of Common Stock will be reserved for issuance upon exercise of employee stock options and 7,000,000 shares of Series A Preferred Stock has been issued and outstanding. Additionally, the 200,000 of Series A Preferred stock has been issued to Archimemdes Capital LLC in exchange for cancellation of the 500,000 Panda warrants previously issued in October 1998. Additionally pursuant to the Asset Purchase Agreement, SBI has been capitalized with $6 million. (see Exhibit 10.28).

     In January 2000, Mr. Sarubbi filed a writ of execution on the Company's real property held in Florida. Those assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the Company's funds held at SunTrust Bank and he garnished $43,989.19.

   The history of the litigation is as follows: On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed.

If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. In February 2000, Panda issued 3,750,000 shares of the Company's common stock after receiving approval to increase the amount of authorized shares from 50,000,000 to 100,000,000.

Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such Shares. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Although Panda has not satisfied its obligation to register the 2,100,000 shares under the Amended Settlement Agreement and has received a notice of default, beginning in June 2000, Mr. Sarubbi will be able to sell his shares pursuant to Rule 144. Any further legal action taken by Sarubbi may be material to the Company. On November 2, 1999, as stated in Panda's Form 8-K dated November 9, 1999, Sarubbi alleged that the Company was in default under the Letter Agreement dated June 24, 1999. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as the 3,750,000 shares which would be issued upon shareholder approval. Panda is currently not conducting any business operations other than their ownership of the SBI shares.

ITEM 2.  PROPERTIES

  Panda leases its principal offices at 951 Broken Sound Parkway in Boca Raton, Florida. This facility has housed Panda's operations since November 1, 1998. The facility is approximately 11,230 square feet with monthly rent of approximately $10,322 escalating to $12,547 beginning in November 2002. The lease terminates on October 21, 2003.

  Panda leased two additional facilities at 1101 Holland Drive in Boca Raton, Florida totalling approximately 7,200 square feet and used these facilities for Panda's machining operations. The leases for these two facilities total approximately $5,000 in monthly rental payments. There is no long-term lease for these facilities. The Company rents the property on a month-to-month basis. As of March 1, 2000 SBI has assumed the monthly rental on this property.

  Panda also leased 10,547 square feet in Fremont, California and uses this facility for sales & marketing and application engineering. The lease is for a term of five years with monthly rental fees of approximately $22,000 escalating to approximately $24,000 in 2003. As of March 1, 2000 Panda subleased this facility to SBI.

  In addition to the facility in Fremont, Panda also leased a facility in San Jose, California, which was previously used to house Panda's Advanced Design Group, manufacturing administrative personnel and certain sales personnel. The lease term was through December 1999 and called for monthly lease payments of $4,746. Effective August 1, 1997, Panda entered into a sublease agreement with a term ending in December 1999 and which called for monthly sublease payments to Panda of approximately $4,800. As of December 11, 1999 this lease has expired and our tenant has moved out.

  Panda has terminated its lease in Hayward, California for 50,000 square feet, the original lease agreement had a term of 5 years with monthly rental fees of approximately $18,000. Panda was required to secure lease payments with an $80,000 Certificate of Deposit held at the Silicon Valley Bank through July 16, 2002. On July 16, 2000, the guaranty limit will be reduced to $40,000 provided no event of default has occurred by the current tenant.

     Panda believes that its properties are generally in good condition, except for the facility at 951 Broken Sound Parkway. The air conditioning systems and ceiling are in disrepair. The other facilities are well maintained and are generally suitable and adequate to carry on Panda's current business.

     On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida. The complaint alleges breach of contract by the Company for non-monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. The alleged default was that the Company was insolvent and had, by entering into the Asset Purchase Agreement with SBI, essentially subleased the leased premises without the landlord's consent. Panda denies it is in default under the lease. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. The Company has filed an answer to the complaint and the outcome is both immeasurable and undeterminable. There can be no assurance that the Company will be successful in defending this litigation and the outcome to this litigation could have a material adverse effect if the Company is unsuccessful.

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

      On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to SG&A at the closing price of $0.156 totalling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. In February 2000, the Company issued Mr. Sarubbi the 3,750,000 shares of the Company's common stock pursuant to the Amended Settlement Agreement. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $750,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock. In the event that the increase in the number of authorized shares of Panda Common Stock is not approved pursuant to Proposal 2, Panda will be obligated to pay Sarubbi $1,502,041, which is equal to the amount of the judgment entered in favor of Sarubbi plus attorneys' fees, less the value of any cash or stock received by Sarubbi pursuant to the Settlement Agreement or the Amended Settlement Agreement. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement and has received a notice of default. Any further legal action taken by Sarubbi may be material to the Company. On November 2, 1999, as stated in Panda's Form 8-K dated November 9, 1999, Sarubbi alleged that the Company was in default under the Letter Agreement dated June 24, 1999. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as the 3,750,000 shares which would be issued upon shareholder approval. As a result, Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of Panda held in Florida. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. Those assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the company's funds held at SunTrust Bank and he garnished $43,989.19.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999. On February 18,2000, the Company held its annual meeting of its shareholders at the Hilton Hotel, 100 Fairway Drive, Deerfield Beach, Florida 33441, for the following purposes:

   1. To consider and vote on a proposal (the "Proposed Sale") to approve an Asset Purchase Agreement, dated as of July 19, 1999, as amended (the "Asset Purchase Agreement"), between Panda and Silicon Bandwidth, Inc., a Delaware corporation ("SBI"), and related transactions for the sale of substantially all the operating assets of Panda. For 58.6%, against .16%, and abstain .01% of the shares outstanding.

      2. To consider and vote upon a proposal to amend Panda's Articles of Incorporation (the "Amendment to the Articles") to increase the authorized shares of its common stock, par value $.01 per share (the "Panda Common Stock"), from 50,000,000 to 100,000,000. For 74.34%, against .34%, and abstain .01% of the shares outstanding.

   3. To elect a director to serve on Panda's Board of Directors until the 2002 Annual Meeting and until his successor is duly elected and qualified. For 74.54%, withhold .14% of the shares outstanding.

   4. To ratify the selection by the Board of Directors of Grant Thornton LLP as independent accountants for the current fiscal year. For 74.6%, against .06%, and abstain .03% of the shares outstanding.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   MARKET FOR PANDA'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Panda's Common Stock had been traded since May 1994 to December 16, 1998 on the Nasdaq National Market under the symbol "PNDA." The stock currently trades on the OTC Electronic Bulletin Board. Prior to that time, there was no public market for the Panda Common Stock. The following table sets forth the range of high and low closing sale prices for the Panda Common Stock as reported during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

Common Stock
------------------------
Quarterly Period Ended               High                Low
----------------------              ------              ------
1999
----
December 31, 1999                   $   .125            $   .047
September 30, 1999                  $   .19             $   .09
June 30, 1999                       $   .41             $   .12
March 31, 1999                      $   .97             $   .31

1998
----
December 31, 1998                   $  1.50             $   .19
September 30, 1998                  $  3.44             $   .19
June 30, 1998                       $  6.25             $  3.13
March 31, 1998                      $  6.25             $  3.88

    As of December 31, 1999, there were approximately 29,698,426 shares of Panda Common Stock outstanding and 295 holders of record of Panda's Common Stock. This number does not include beneficial owners of Panda Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. On January 20, 2000, upon conversion of the Series A Preferred stock, there were 49,961,107 shares of Panda Common Stock held by 294 shareholders of record.

  Panda has never declared or paid any cash dividends. Panda intends to invest any income received as Panda believes appropriate under the circumstances, which may include U.S. Government Securities and other short-term instruments.

Recent Sales of Unregistered Securities

     Set forth below is a description of recent sales of securities by the Company in transactions which were not registered under the Securities Act of 1933. Except as noted, the securities sold were shares of Common Stock. Unless otherwise indicated, all securities were issued by the Company in reliance upon Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, offers and sales were made to a limited number of investors, each purchaser was an accredited investor or a financially sophisticated investor, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been given to the transfer agent. Except as noted, no underwriter was involved in the transactions, and no commissions were paid. In 1998, the Company issued 2,254,602 common shares in the August 1998 Private Placement, 2,234,363 shares were issued pursuant to conversions of the Series A Preferred, and 39,601 additional shares to investor relation firms and for the employee stock option plan and incentive stock option plan. There were 12,215,522 shares outstanding at December 31, 1997. In 1998, the Company issued an additional 4,528,566 to bring the total outstanding common shares of the Company to 16,744,088. In 1999, the Company issued 12,954,337 shares of Common stock.

                                                  Aggregate
             Shares     Reason for      Date of   Offering  Number of
Shareholder  Issued     Issuance        Issuance  Price     Investors
-----------  ------     ---------       --------  --------- ---------
DTM          17,500     Legal           2-28-97  $104,825         1
                        Settlement
                        Agreement

Dusseldorf   30,918     Underwriters    April    $192,000         1
Securities   42,667 (2) Fee             1997


Jeffries     27,429 (2) Underwriters    April        --           1
& Co.                   Fee             1997

IIRG         18,462     Investor        10-6-97  $ 86,129         1
                        Relations
                        Services

Ballin &
Partners      5,000     Investor        10-6-97  $ 27,450         1
                        Relations
                        Services

Helix       442,667 (2) In connection   12-19-97     --           1
                        with
                        debenture
                        financing

IIRG         18,462     Investor         3-18-98 $ 76,852         1
                        Relations
                        Services

Martech      25,000 (2) Investor         7-15-98     --           1
                        Relations
                        Services

Helix     2,850,000 (2) In connection     8-7-98     --           1
                        with
                        debentures

AMT        100,000 (2)  Investor         8-15-98     --           1
Capital                 Relations
                        Services

Private         600 (1) Financing        2-11-98  $6,000,000      7
Placement   150,000 (2)

Preferred Stock  30 (1) Preferred Stock  3-31-98,   $170,762      7
Dividends               Financing        6-30-98,
                        Agreement        9-30-98

Preferred 4,637,310     Preferred         7-1-98     --           7
Stock                   Stock            through
Conversions             Terms            9-30-99
Ballin &
Partners      5,000     Investor         7-20-98     $18,125      1
                        Relations
                        Services

Private   2,254,602     Financing        8-14-98  $3,675,000(3)   9
Placement 2,254,602 (2)

Warrant     553,333     Warrant           1-5-99  $  415,175      4
Exercise                Agreement        through
                                         1-29-99

Samtec,
Inc.        666,667     Financing         2-3-99  $  500,000      1

Fill-Up
Shares    4,441,829     Private          6-29-99  $   44,418      9
                        Placement

Helix     1,000,000     SBI/Helix/       5-18-99  $  266,000      1
                        Panda Agreement

Joseph
Sarubbi   2,100,000     Legal Settlement 6-29-99  $1,087,600      1
                        Agreement

Joseph
Sarubbi   3,750,000     Legal Settlement 2-22-00  $  750,000      1
                        Agreement

Fill-Up
Shares    5,266,728     Private          2-22-00  $   52,667      9
                        Placement

-------------------
(1)  Preferred Stock.

(2)  Warrants.

(3)  Aggregate Underwriting Discount of $117,500.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for the twelve months ended December 31, 1999 and 1998 and the nine months ended December 31, 1997. This information is qualified in its entirety by, and should be read in conjunction with, the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this report. The following data insofar as it relates to the twelve month periods ended December 31, 1999 and 1998 and the nine months ended December 31,1997 has been derived from audited financial statements.

STATEMENT OF OPERATIONS DATA:

                         Year Ended        Nine Months Ended
                         December 31,         December 31,
                    ----------------------   -----------
                       1999        1998        1997

Net revenues       $ 1,337,684  $  822,580   $2,246,795
Research and
 development costs     906,810   3,395,577    3,255,335
Selling, general
 and administrative
 expenses            4,213,419   9,263,283    6,113,255
Costs associated
 with asset
 impairments           590,830     125,038         -
Net loss            (8,019,299)(17,474,696)  (8,949,652)
Basic and diluted
 loss per share         ($0.31)    ($ 1.33)       ($.78)
Weighted average
  shares
  outstanding       25,872,046  13,732,936   11,541,811


Balance Sheet
                          December 31
                   --------------------------
                       1999          1998
                   -----------    -----------
Total Assets       $   973,832    $ 2,837,837
Total Liabilities  $ 6,420,267    $ 4,563,731
Accumulated
  Deficit          (88,359,548)   (80,340,249)
Stockholders'
  Deficit          $(5,446,453)   $(1,725,894)


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

     On July 19, 1999, SBI and Panda executed the Asset Purchase Agreement. On February 18, 2000, the Shareholders of Panda approved the transaction as well as all other items put before them as described in the Company's 14A dated January 28, 2000. On February 28, 2000, Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder's Agreement being finalized and the Helix Loan being transferred the Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 11, 2000 the Stockholder's Agreement by and between, Panda, SBI, Vantagepoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholders was executed. (see Exhibit 10.28). The Company is currently not conducting any business operations. Since the closing of the transaction with SBI in February 2000, the sole purpose of the Company is the ownership of SBI common shares.


     The Company was a technology company engaged in the design, development, manufacture, licensing and sale of interconnect solutions to generate greater throughput from silicon to board to system. These technologies are embodied in VSPA, a three-dimensional semiconductor package, and the Compass Connector, a board-to-board interconnect solution (collectively the "Technology Products"). VSPA has received JEDEC JC-11 Committee designation and has passed Mil Std. 883. In addition, in September 1998, the Compass Connector received Bellcore approval.

     Since November 1998, when Panda elected to exit its Systems business entirely, and Panda announced a streamlining of operations that included a significant reduction of operations related to the development of the Archistrat line of computers and the Rock City line of desktop computers (collectively the "Systems") and any upgradable mother board development related to the Systems, Panda has focused solely on the Technology Products.

CHANGE IN FISCAL YEAR END

During September 1997, the Company decided to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the twelve months ended December 31, 1998 are compared to the audited nine months ended December 31, 1997.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

Net revenues increased to approximately $1,338,000 during the twelve month period ended December 31, 1999 from $823,000 for the twelve month period ended December 31, 1998. Net revenues for the respective periods include approximately $488,000 and $232,000 of net sales of the VSPA product, $850,000 and $100,000 of licensing fees. In addition, in 1998, there was approximately $354,000 of net sales of the Archistrat and Rock City line of computers and approximately $138,000 of revenue was recorded related to contract research and development from DARPA which was successfully completed in April of 1998; there was no such revenue in 1999. In September 1998, the Company streamlined operations related to the System business including both the Archistrat and Rock City products. In November 1998, the Company ceased all operations related to the Systems business. In 1999, a significant portion of the revenue from VSPA product sales was related to Veridicom shipments.

Research and development (R&D) expenses decreased to approximately $907,000 for the twelve month period ending December 31,1999 as compared to approximately $3,400,000 for the twelve month period ending December 31, 1998. In 1999, R&D efforts were focused solely on new custom VSPA designs for specific customer applications and the refinement of the existing VSPA Flex automation machines. The decrease is primarily due to ceasing operations related to Systems activity, including the Rock City computers, and the completion of the cooperative development agreement with the US Government. As of February 21, 2000, post closing of the SBI transaction, the Company has ceased all R&D expenditures.

Selling, general and administrative ("S,G&A")expenses decreased to approximately $4,200,000 for the twelve month period ending December 31, 1999 from $9,300,000 for the twelve months ended December 31, 1998. The decrease of approximately $5,100,000 was primarily related to the reduction in expenses related to employee travel and other S,G&A. The decrease in SG&A is primarily related to management's decision to streamline operations and drastically cut expenses during 1998 and 1999. During 1999, the savings of approximately $2,692,000 related to employee compensation, benefits, and travel, $835,000 reduction related to consulting agreements, $562,000 reduction related to marketing and advertising, $328,000 reduction in relocation expense, $285,000 reduction in bad debt expense and a $121,000 reduction in professional fees. In addition, a non-cash charge of $1,076,600 and $1,000,000, respectively related to a legal settlement is recorded in S,G&A. During 1998, the Company reduced its number of employees resulting in savings of approximately $211,000 related to employee compensation, benefits and travel, $620,000 reduction related to consulting agreements and an increase of $245,000 in advertising and marketing expenses related to the introduction of the Rock City line of computers in the first and second quarters of 1998.

During the years ended December 31, 1999 and 1998 the Company determined that certain long-lived assets were impaired. During 1999 the impairment occurred when certain machinery was no longer operable. During the year ended December 31, 1998 the impairment occurred when the Company continued the downsizing of its operations to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products. As a result, the Company recorded charges totaling approximately $591,000 and $125,000 during the year ended December 31, 1999 and 1998, respectively. The Company determined the amount of the asset impairment charges using various valuation techniques. The Company also recorded an inventory write down of approximately $1,178,836 related to its decision to exit its Systems business in November 1998 which was recorded in cost of sales.

Total debt issuance costs associated with short-term borrowings from Helix including the value of the warrants issued in connection with such borrowings of $745,000 was charged to amortization expense in 1999 compared to $3,395,000 in 1998. The valuation of the warrants and related amortization expense represents non-cash transactions.

For the year ended December 31, 1999 accrued penalties totaling $1,170,000 related to Series A Preferred convertible transaction and the 1998 common stock private placement was recorded. The penalty shares were issued related to Series A Preferred Convertible transaction and the 1998 common stock private placement holders of the Series A Preferred Convertible in lieu of any accrued or future penalties. In addition, in 1999 and 1998, $637,500 and $100,000 of liquidating damages, respectively related to the remaining 1998 common stock private accrued penalties.

Interest expense increased for the year ended December 31, 1999 to $328,000 as compared to $146,000 for the same period last year. The increase is related to a non-cash charge of $266,000 related to the issuance of 1,000,000 common shares to Helix pursuant to the Helix Agreement dated May 14, 1999.

Twelve Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

Net revenues decreased to approximately $823,000 during the twelve month period ended December 31, 1998 from $2,247,000 for the nine month period ended December 31, 1997. Net revenues for the respective periods include approximately $184,000 and $924,000 of net sales of Archistrat Computers, $100,000 and $350,000 of licensing fees, and approximately $136,000 and $973,000 of revenues associated with a cooperative development agreement with the U.S. government. Also approximately $170,000 of net revenues from the introduction of the Rock City line of computers and approximately $232,000 from the sale of VSPA and Compass semiconductor packages. The Company completed all of the milestones set forth in its cooperative development agreement with the Defense Advanced Research Projects Agency (DARPA) during April 1998. The objective to the DARPA program was to develop a family of VSPA semiconductor packages and process technologies, including a variety of multi- chip modules, and to define the infrastructure to manufacture these packages on a high volume, low cost basis. The decrease in revenue related to the Archistrat Computers is directly related to the Company s refocused efforts toward the Rock City line of computers introduced during the second quarter of 1998. In September 1998, the Company streamlined operations related to the System business including both the Archistrat and Rock City products. In November 1998, the Company ceased all operations related to the Systems business.

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

LIQUIDITY AND CAPITAL RESOURCES

     During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred Stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance with the revised terms effective July 2, 1998) or a floating conversion price. Through December 31, 1999, 273 shares of preferred stock were converted into an aggregate of 4,652,017 shares of Panda Common Stock. As of December 31, 1999, 528 preferred shares are outstanding including dividends.

     The Company may require that all unconverted shares of Series A Preferred Stock be converted at any time if the closing bid price of Panda Common Stock is equal to or greater than $12.00 per share for a period of twenty consecutive trading days. In addition, on February 11, 2003, the Company may, at its option, require the holders to convert the shares of Series A Preferred Stock which remain outstanding on such date (plus accrued and unpaid dividends) or redeem such shares of Series A Preferred Stock.
The terms of the Series A Preferred Stock, as revised on July 2, 1998, provide that upon the occurrence of certain Triggering Events, as defined in the Panda Articles, the Company may be required to pay the holders $100,000 per month until such time that the Triggering Event has been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. On December 16, 1998, a triggering event occurred related to the delisting of Panda Common Stock from the Nasdaq National Market to the OTC Bulletin Board. On May 14, 1999, the Company entered into an Exchange Agreement with the Series A Preferred shareholders to exchange their preferred shares for shares of Panda Common Stock at an exchange rate of $.261. In connection with this agreement, the Company issued an additional 171 shares of Series A Preferred stock to the Series A Preferred shareholders in payment for penalties owed to such shareholders. The Series A Preferred shareholders agreed to waive all penalties owed by the Company. Additionally, in consideration of the Exchange Agreement, the Series A Preferred shareholders agreed to enter into a voting agreement in favor of the Company's sale of its intellectual property portfolio and certain fixed assets related to the interconnect and semiconductor business.

  On August 14, 1998, the Company completed the sale of 2,254,602 shares of the Company's Common Stock and warrants in a private placement to accredited investors with gross proceeds of $3.675 million. Upon exercise of certain warrants, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. The Company issued approximately 4,400,000 additional shares associated with the fill-up provision. Additionally in February 2000, the Company issued approximately 5,200,000 additional shares of in accordance with the Fill-up provisions.

  During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix PEI Inc. ("Helix"). The loans were secured by the Company's intellectual property and were due August 7, 1998. During August 1998, Helix agreed to extend the maturity date of all the outstanding loans payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of Panda Common Stock at an exercise price equal to the fair market value of Panda Common Stock at the date of issuance ($2.125). The loans bear interest at the Royal Bank of Canada prime rate plus 2 percentage points per annum (9.40% at June 30, 1999) payable monthly. The interest due under the loans in 1999 was paid with stock in lieu of cash. In May 1999, the Company issued Helix 1,000,000 shares of the Company's common stock. In February 2000, the exercise price of the warrant was reduced to $.15 and the maturity date was extended to February 2002.

  On May 14, 1999, the Company, Helix and SBI entered into an agreement whereas upon the closing of the acquisition of certain assets of the Company by SBI, SBI will pay $1,000,000 to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of Panda Common Stock to Helix, Helix released Panda from payment on all accrued interest on the notes remaining unpaid as of the date of such payment of $1,000,000. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix. On July 19, 1999, the Company entered into the Asset Purchase Agreement with SBI, subject to shareholder approval. On March 15, 2000 the Company, as part of the asset sale to SBI, transferred the Helix loans to SBI.

     The Company has been able to obtain short-term financing from SBI through secured promissory notes totaling $2,295,000 through February 2000. These funds have allowed the Company to fund certain monthly obligations as well as certain payables. Additionally, the Company has settled certain obligations through the issuance of Panda Common Stock. Since the Company's current working capital is insufficient to operate the Company, in the event that the Company cannot seek additional financing, it will be forced to cease operations.

     In June, July, August, October and November 1999, and January and February 2000, the Company entered into agreements with SBI pursuant to which SBI has loaned the Company $2,295,000. In connection with the loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000, pursuant to Amendment 2 to the Asset Purchase Agreement. As of March 31, 2000 the principal has not been repaid to SBI.

  The Company had entered into an agreement in July 1999 with SBI to sell its intellectual property portfolio as well as certain fixed assets related to its interconnect and semiconductor business. As part of the sale, the Company has restructured its outstanding loans with Helix that have been in default since February 15, 1999. SBI assumed such Helix loans on March 15, 2000. Additionally, the Company had entered into an agreement with the Series A Preferred shareholders for the exchange and conversion of the outstanding preferred shares into 22,995,919 common shares at a fixed price of $.261. The Company has received a 10% ownership interest in SBI which will initially be capitalized with $6,000,000. In January 2000, all the Series A Preferred shares have been converted into shares of the Company's common stock pursuant to the exchange agreement.

     On February 18, 2000, the Shareholders of Panda approved the transaction as well as all other items put before them as described in the Company s 14A dated January 28, 2000 (see "Subsequent Events"). On February 28, 2000, Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder s Agreement being finalized and the Helix Loan being transferred the Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 13, 2000 the Stockholder's Agreement by and between, Panda, SBI, Vantagepoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholders was executed. (see
Exhibit 10.28)

  On December 15, 1998, the Company reduced the exercise price of certain common stock purchase warrants. If the warrant holders chose to accelerate the expiration date of their warrants from July 11, 2001 to January 5, 1999. The exercise price was reduced from $11.00 to $0.75 per share. In January 1999, warrants representing 553,333 shares were exercised at this reduced price, and the Company received net proceeds of $415,000 upon such exercise. In February 1999, the Company received $1,000,000 from Samtec, Inc. which includes a non-refundable up-front license fee related to VSPA and a purchase of 666,667 shares of Panda Common Stock. In September 1999, the Company issued a license to AJU EXIM for its VSPA product. AJU EXIM paid a non-refundable upfront licensing fee of $250,000.

     For the year ended 1999, the Company's payables were segmented into the following categories: operational, professional, Systems and Technology. Payables for the year ended 1999 of approximately $1,400,000 as compared to the year ended 1998 of approximately $1,200,000 increased or decreased as follows: Operations 15% versus 17%, professional fees 91% versus 21%, System 0% versus 34%, and Technology 2% versus 297%, respectively. Payables related to operations decreased slightly as a result of negotiated settlement payments to vendors. Professional fees increased as a result of increasing legal fees that were not current due to liquidity. The decrease in payables related to Systems as a result of ceasing operations related to the Systems business as well as successful negotiations to settle outstanding accounts. The decrease in technology payables is a result of our continued focus on technology products, increasing customer interest and vendors requiring payments on a COD basis. Accounts receivables related to the year ended 1999 of approximately $68,865 represent Technology related receivables whereas accounts receivables related to the year ended 1998 of approximately $64,000 are approximately 80% related to Computer Systems.

YEAR 2000 ISSUES

   The Company experienced no disruptions in the operation of its internal information systems or in the availability of its facilities during its transition to year 2000. The Company is not aware that any of its vendors experienced any disruptions during their transitions to year 2000 or that there have been any year 2000 problems with its material held for sale. The Company will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

RISK ASSOCIATED WITH OUR FINANCIAL POSITION.

WE ARE DEPENDENT UPON THE TRANSACTION WITH SBI CLOSING AND SUFFICIENT CASH TO MAINTAIN OPERATIONS.

We require approximately $20,000 monthly to fund the Company's current operations. The Company is dependent upon receivables being paid in order to fund operations as well as prepaid deposits being returned. If the Company does not receive these funds, the Company could be forced to cease operations and file bankruptcy.

WE HAVE BEEN UNABLE TO RESOLVE THE SARUBBI-PANDA LITIGATION

    On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to S,G&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation.
Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $750,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement. On November 2,1999, as stated in form 8-K dated November 9,1999 Mr. Sarubbi alleged that the Company was in default of the Letter Agreement dated June 24, 1999. Mr. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as, the 3,750,000 shares which would be issued upon shareholder approval. As a result, Mr. Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of the Company. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. Those assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the company's funds held at SunTrust Bank and he garnished $43,989.19.

WE LACK SOURCES OF ADDITIONAL FUNDING.

The Company is expecting to the outstanding account receivable to be paid to fund ongoing operations. In addition, the auditors report expressed substantial doubt regarding the Company's ability to continue as a going concern. We have had significant operating losses and negative cash flow from operations since inception and expect to continue to do so for the foreseeable future. We have depended upon proceeds of sales of our securities to fund our operations since our inception. Panda has been unable to secure additional sources of capital to fund our business. This continued inability to secure capital will cause us to be unable to (i) develop or enhance our products, (ii) take advantage of future opportunities or (iii) respond to competitive pressures without additional funding. In addition, Panda s working capital is insufficient to operate Panda. Panda is allegedly currently in non-monetary default under the lease at 951 Broken Sound Parkway, Boca Raton, Florida. It is argued that this alleged breach is of the lease insolvency covenants. In the event Panda cannot obtain additional financing, Panda may be forced to cease operations.

WE CANNOT REPAY OUTSTANDING INDEBTEDNESS:

Panda had outstanding loans from Helix in the aggregate principal amount of $2,000,000. The loans bear interest at an annual rate equal to the prime rate of interest payable by the Royal Bank of Canada plus 2%,are secured by Panda's intellectual property and were due and payable on February 15, 1999. On February 18, 2000 the Company, as part of the closing to SBI, the Helix loans were transferred to SBI.

In June, July, August, October and November 1999, and January and February 2000, the Company entered into agreements with SBI pursuant to which SBI has loaned the Company $2,295,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000 pursuant to Amendment 2 to The Asset Purchase Agreement. (See Exhibit 4.12) As of March 31, 2000 the principle has not been repaid to SBI.

BUSINESS FACTORS THAT MAY ADVERSELY AFFECT OUR OPERATIONS AND THE
CLOSING OF THE SBI TRANSACTION.

In February 2000, we sold our intellectual property and certain fixed assets to SBI. We are dependent upon SBI's successful management of the commercialization of the products in a competitive industry, as well as the management of the intellectual property portfolio acquired on behalf of its stockholders, including but not limited to the Panda Project Inc.

OTHER FACTORS THAT MAY ADVERSELY AFFECT OUR RESULTS

OTHER PENDING LITIGATION MATTERS

WE HAVE TWO OTHER PENDING LITIGATION MATTERS THAT ARE NOT RESOLVED

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

OTHER FACTORS THAT MAY ADVERSELY AFFECT OUR COMMON STOCK

WE HAVE BEEN DELISTED FROM NASDAQ NATIONAL MARKET.

Panda was delisted from the NASDAQ National Market, effective December 16, 1998, due to its inability to meet the requirements necessary to be listed on that exchange. On December 17, 1998, Panda began trading on the NASD OTC Electronic Bulletin Board system or in what is commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of Panda's securities or to obtain accurate quotations as to the price of, such securities. In addition, delisting may affect our ability to issue additional securities or to secure additional financing.

WE HAVE EXISTING OBLIGATIONS TO SOME PANDA SECURITYHOLDERS.

Holders of Common Stock received in the August 1998 private placement have the right to receive $737,500 through December 31, 1999, in penalty payments from Panda due to unfulfilled obligations. Some of the holders have agreed to waive this penalty.

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

GENERAL

Because of factors discussed above and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company's financial condition may be subject to wide fluctuations in response to quarter- to-quarter variations in operating results, general conditions in the semiconductor packaging and computer industries, changes in earnings estimates and recommendations by analysts and other events.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards
(FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market risk exposure related to notes payable. The Company has no floating rate loans.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages F-1 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a Form 8-K on October 28, 1998.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages as of March 31, 1999 and business experience of the executive officers of the Company:

Name                     Age  Position
----                     ---  --------

Stanford W. Crane, Jr.   49   President, Chief Executive Officer
                                and Chairman of the Board of Directors
Melissa F. Crane         35   Acting Chief Financial Officer

William E. Ahearn        61   Board Member

John T Friedline         58   Board Member

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

   JOHN T. FRIEDLINE, age 58, was appointed to the Board of Directors in June 1999 by the directors then in office. Since 1994, Mr. Friedline has been President and Chief Executive Officer of Friedline & Associates, Inc., an independent management consultant primarily in the multi media arena. From 1965 to 1994, Mr. Friedline held various positions at IBM Corp. ("IBM"). From 1965 to 1988, he served in IBM's domestic offices, holding positions that included National Marketing Manager - PCS and Application Development and Director - Systems Application Architecture Marketing. From 1988 to 1994, he served in IBM's European headquarters as Director of its New Business Solutions Unit. From 1963 to 1965, Mr. Friedline was an engineer at Union Carbide. He holds a B.S. in Engineering from Bucknell University and an MBA from the University of Buffalo.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Federal securities laws require the Company's directors, certain of its officers, and person owning beneficially more than ten percent of the Company's Common Stock to file reports of initial ownership and is required to disclose into this Form 10K any failure of the foregoing persons to file timely those reports during its fiscal year ended December 31, 1999. To the best of the Company's knowledge, it has solely relied upon a review of copies of reports furnished to it and written representations that no other reports were required to be filed. Mr. Sarubbi, a beneficial owner of greater than 10% ownership of the Company's common stock, failed to file his 13D for the issuance of the 3,750,000 shares.

ITEM 11. EXECUTIVE COMPENSATION

    COMPENSATION OF EXECUTIVE OFFICERS

                          SUMMARY COMPENSATION

     The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during the fiscal year ended December 31, 1999 with respect to the Company's Chief Executive Officer and the Company's Three other most highly compensated executive officers as of December 31, 1999 (the "Named Executive Officers"). The Company during 1999 only had three Executive Officers as a result of the decrease in the number of employees, the pending sale to SBI and the overall financial condition of the Company. The table sets forth compensation for services performed on the Company's behalf for the Fiscal year ended December 31, 1999 and 1998. During September 1997, the Company decided to change its fiscal year from April 1 through March 31 to January 1 through December 31. The Summary Compensation Table covers the year ended December 31, 1999, the year ended December 31, 1998 and the transition period April 1, 1997 through December 31, 1997 (the "Transition Period").

                      SUMMARY COMPENSATION TABLE
           -------------------------------------------------
Name and               Annual               Long-Term
Principal      Fiscal  Compensation         Compensation  All Other
Position       Period  Salary        Bonus  Options (#)   Compensation
--------       ------  ------------  -----  ------------  ------------

Stanford W.
 Crane, Jr.
 President,
 Chief
 Executive      1999       $150,000     -           -      $9,600 (2)
 Officer        1998        150,000     -           -       9,600 (2)
 and Chairman   Transition
 of             Period      112,500     283 (1)     -       9,600 (2)
 the Board      1997        150,000     100 (1)     -       7,613 (3)


William E.
 Ahearn
 Vice President 1999           -         -          -         -
 and            1998        96,666(10)   -        5,000     6,000 (2)
 Chief          Transition
 Scientist      Period      93,750       283 (1)    -       5,500 (2)
                1997       143,752    50,100 (5)  70,000    4,800 (2)

C. Daryl Hollis 1999           -         -           -        -
 Executive Vice 1998        78,125(11)   -         5,000    6,000 (2)
 President,     Transition
 Secretary      Period      93,750    10,283 (6)  15,000    7,200 (2)
 Treasurer      1997        93,754    25,100 (7)  70,000    4,800 (2)
 and Chief
 Financial
 Officer

Melissa F.
 Crane
 Vice President 1999      125,000       -            -      9,600 (2)
 of             1998      125,000    25,000 (12)  35,000    5,035 (4)
 Strategic      Transition
 Business       Period     41,779(8) 25,155 (9)   50,000      -
                1997         -         -           -          -

Roy K. Lee      1999       31,250 (17) -             -      1,200 (2)
  Vice          1998      125,000      -          55,000    3,150 (2)
  President     Transition
  Engineering   Period     93,750      -          30,000      -
                1997       54,688 (15) -          40,000      -

Kevin J. Calhoun
  Controller    1999          -         -            -        -
                1998       85,000 (13)  -          2,500    1,650 (2)
                Transition
                Period     82,500       -         17,500   17,783 (14)
                1997       73,334 (16)  -         10,000      -

--------------------
(1)  Holiday bonus.

(2)  Car allowance.

(3) $25,000 bonus paid to Ms. Crane in connection with achieving certain performance objectives.

(4) $5,035 commission paid to Ms. Crane in connection with achieving certain performance objectives and car allowance.

(5)  Mr. Ahearn's salary is prorated as he resigned on October 30, 1998.

(6)  Mr. Hollis' salary is prorated as he resigned on August 14, 1998.

(7)  Mr. Calhoun's salary is prorated as he resigned on September 30, 1998.

(8)  Mr. Crane's Company contribution to 401(k) Plan.

(9)  Consists of car allowance of $4,800 and Company contribution to 401(k)
Plan.

(10) Mr. Ahearn's salary is prorated as he resigned on October 30, 1998.

(11) Mr. Hollis' salary is prorated as he resigned on August 14, 1998.

(12) Bonus paid to Ms. Crane is a result of achieving certain performance incentives.

(13) Mr. Calhoun's salary is prorated as he resigned on September 30, 1998.

(14) Mr. Calhoun was paid a bonus in connection with achieving certain objectives.

(15) Mr. Lee was hired during fiscal year 1997 and his salary was prorated.

(16) Mr. Calhoun was hired during fiscal year 1997 and his salary was prorated.

(17) Mr. Lee's salary was prorated as he left the Company in March 1999.


     Roy K. Lee left the employment of the Company on March 15, 1999. He had first joined the Company in 1996. Mr. Lee (age 37) was Vice President of Engineering and Business Development for the Company. He is a computer engineering manager specializing in computer architectures including Intel, Alpha and X86 clones. He is experienced in both hardware and software aspects of motherboards and modular architectures including Archistrat 4s, 5s, 5r and IO-A. Additionally, Mr. Lee worked with development teams on multichip module solutions utilizing VSPA semiconductor packaging and Compass interconnect solutions. Mr. Lee has an MSEE from the University of Southern California, an MBA from the University of California, Irvine and has authored articles on computers and software.


             STOCK OPTION GRANTS IN LAST FISCAL YEAR

     Option Grants. There were no options granted for the Fiscal year ended December 31, 1999.

     Option Exercises and Year-End Values. None of the Named Executive Officers exercised any stock options during the twelve-month period for the year ended December 31, 1999. The following table summarizes the value of options held by such persons as of December 31, 1999:

                       YEAR-END OPTION VALUES

               Number of Unexercised      Value of Unexercised
            Options at December 31, 1999   In-the-Money Options
                   Year-End (#)           December 31, 1999 ($) (1)

Name         Exercisable  Unexercisable  Exercisable  Unexercisable
----         -----------  -------------  -----------  -------------

Stanford W.
 Crane, Jr.       -             -             -             -

William E.
 Ahearn (2)       -             -             -             -

C. Daryl
 Hollis (2)       -             -             -             -

Melissa F.
 Crane          44,000        41,000          -             -

Roy Lee           -             -             -             -

Kevin
 Calhoun (2)      -             -             -             -

--------------------

(1) As of December 31, 1999, the closing sale price of the Company's Common Stock was $.047 per share.

(2) Mr. Hollis' and Mr. Ahearn's options expired in November 15,1998 and January 30, 1999 respectively. Mr. Calhoun's options expired
December 30,1998. Mr. Lee's options expired on June 30,1999.

ITEM 12.  CERTAIN OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The table below is based on information obtained from the persons named below with respect to the shares of Panda Common Stock and Series A Preferred Stock beneficially owned, as of March 31, 2000 (except as noted below), by (i) each person known by Panda to be the owner of more than 5% of the outstanding shares of Panda Common Stock or the Series A Preferred Stock, (ii) each executive officer included in the Summary Compensation Table and (iii) all executive officers and directors of Panda as a group. All of the shares of Series A Preferred Stock were converted into shares of the Company's common stock on January 19, 2000.

                                           Amount of     Percentage of
                                           Outstanding   Outstanding
                  Nature and Amount of     Common Shares Shares Upon
                 Beneficial Ownership (1)  Upon          Conversion of
                 ------------------------  Conversion of Series A
Name, Address    Common  Common  Series A  Series A      Preferred
and Title of     Stock  Stock    Preferred Preferred     Shares (2)
Beneficial       Shares Warrants  Shares   Shares
Owner
Shares
------------     ------------------------  -----------  -----------

Stanford W.
Crane, Jr. (3)   6,860   1,000      -         7,860         *

William E.
 Ahearn            -       -        -           -           *

John T.
 Friedline         -       -        -           -           *

Melissa F.
 Crane (4)      41,860   1,000      0         42,860        *

Helix (PEI)
 Inc.        1,000,000  2,850,000   -        3,850,000    11.8%

99 Yorkville Avenue, #218
Toronto, Ontario
Canada M5R 3K5

Joseph A.    5,850,000    0         0        5,850,000     12.0%
 Sarubbi

3221 S. Ocean Boulevard
Highland Beach, FL

AGR Halifax
 Fund L.P.   1,366,619   528,123  304.9222  13,577,584     32.4%

757 3rd Avenue, 27th Floor
New York, NY  10017

Leonardo L.P.  911,077   334,752  169.4522   7,738,249     21.2%

245 Park Avenue, 26th Floor
New York, NY  10167

All executive
 officers and   40,860    1,000       0         41,860        *
 directors as
 a group
 (four
 persons) (3)(4)
--------------------
*   Less than 1%.


(1) The number of shares of Panda Common Stock beneficially owned by each person is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares of Panda Common Stock which the individual has the right to acquire within 60 days after December 31, 1999 through the exercise of any stock option or other right. The inclusion herein of any shares of Panda Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Panda Common Stock shown as beneficially owned by them.

(2) Includes 29,698,425 shares outstanding as of December 31, 1999 plus any shares subject to options or warrants that are currently exercisable within 60 days after December 31, 1999 and the number of shares issuable on exchange of the Series A Preferred Stock.

(3) Includes 6,860 shares held by Mr. Crane jointly with his wife, of which 1,000 shares are issuable upon exercise of a warrant.

(4) Includes 6,860 shares held by Ms. Crane jointly with her husband, of which 1,000 shares are issuable upon exercise of a warrant.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Crane-Panda licensing agreement described below will be transferred, pending finalization of the agreement, to SBI as part of the asset sale that occurred in February 2000 (see "Subsequent Event" Section). Upon the formation of Panda in April 1992, Panda issued 2,283,000 shares of Common Stock to Mr. Crane in connection with Mr. Crane's agreement to assign and license to Panda certain technology and products. Such license agreement (the "Crane-Panda License") was amended in January 1996.

  Under the Crane-Panda License, Mr. Crane has granted Panda the nonexclusive right to utilize the Compass Connector, a key component in the commercialization of Panda's Archistrat Computers and the development and commercialization of the Compass PGA product. The Crane-Panda License was executed in connection with the conversion to a nonexclusive license of the 3M License described below. Under the Crane-Panda License, Panda is required to pay Mr. Crane a royalty on any sales of Compass Connectors as discrete parts in the amount of 5% of the net sales price for the first five years of the term of the agreement, 2.5% of the net sales price for the next five years of the term of the agreement and 2% of the net sales price thereafter, provided that no royalty is payable until aggregate net sales of the Compass Connector as discrete parts exceed $100,000. The royalty rate will be reduced after the fifth anniversary of the agreement if no patent remains in effect with respect to the Compass Connector. No royalty is payable on sales of the Compass Connector as incorporated in the Archistrat Computers or other computer system or assembly. Panda may grant sublicenses under the Crane-Panda License, but only for the use of products as incorporated in the Archistrat Computers or other computer system or assembly. To date, there have been no sales requiring the payment of royalties to Mr. Crane under the Crane-Panda License. The Crane-Panda License obligates Panda to maintain proprietary information relating to the Compass Connector on a confidential basis, notify Mr. Crane of any evidence of infringement with respect to the Compass Connector and related technology, and cooperate with Mr. Crane to contest any such infringement. In the event that Panda becomes bankrupt or insolvent or defaults in any of its material obligations under the Crane-Panda License and fails to cure any such defaults within specified cure periods, Mr. Crane may terminate the Crane-Panda License. Panda is substantially dependent upon the Crane-Panda License. The termination of the agreement under any circumstances would have a material adverse effect on Panda. There can be no assurance that conflicts of interest will not arise with respect to the Crane-Panda License or that such conflicts will be resolved in a manner favorable to Panda. In addition, Mr. Crane retains ownership of the Compass Connector technology, and has the right to grant licenses to or otherwise transfer rights to the Compass Connector technology to third parties.

  In September 1992, Mr. Crane granted an exclusive license (the "3M License") to Minnesota Mining and Manufacturing Co. ("3M") to develop, manufacture, use and sell the Compass Connector other than as part of a computer system. In February 1996, Mr. Crane and 3M agreed to convert the 3M License to a nonexclusive license. Pursuant to the 3M License, Mr. Crane is entitled to receive from 3M, in general, a 5% royalty (decreasing to 2.5% after five years, and to 2% after ten years) on net sales of the Compass Connector (including sales to Panda). The 3M License provides in certain circumstances for the payment of a royalty to Mr. Crane. As of December 31, 1999, Mr. Crane had received no such payments.

  In April 1999, Mr. Crane licensed the Compass Connector technology to Winchester Electronics to develop, manufacture and sell on a non- exclusive world-wide basis. Winchester Electronics competes in a number of different market segments and is not currently competing with any specific product versions offered by Panda.

  In October 1993, Panda settled litigation with Jack R. Moore and Gary Marvel, former officers and promoters of Panda. In connection with the settlement, the former officers, or their designees, received 197,860 shares of Panda's Common Stock which were being held by an escrow agent (the "Escrowed Shares") subject to Panda's or its assignee's right to repurchase them. In February 1994, Panda's rights to purchase the Escrowed Shares were assigned to Mr. Crane in connection with his employment agreement. In March 1996, Mr. Crane purchased the Escrowed Shares for an aggregate purchase price of $312,000.

  In July 1996, Mr. Crane purchased 1,000 shares of Panda Common Stock at a purchase price of $9.00 per share in connection with a private placement financing and warrants to purchase 1,000 shares of Panda Common Stock in connection with such purchase having a term of five years and an exercise price of $11.00 per share.

  In October 1996, Panda and Mr. Crane entered into a license agreement with LG Cable & Machinery Ltd. ("LG") whereby LG was granted a license with respect to Compass Connector technology owned by Mr. Crane and certain enhanced Compass Connector technology owned by Panda. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. The $1 million license fee will be split equally between Mr. Crane and Panda. In addition, Panda and Mr. Crane are entitled to receive royalties on sales of the Compass Connector products by LG or its affiliates, which will be split equally between Mr. Crane and Panda. As of December 31, 1999, Mr. Crane had received an aggregate of $400,000 in payments under this Agreement.

  In August 1997, Panda hired Melissa Crane, wife of Stanford W. Crane, Jr., as Director of Strategic Business at an annual salary of $100,000 per year. In September 1997, Ms. Crane was granted an option to purchase 50,000 shares of Panda Common Stock at an exercise price of $6.13 per share. In November 1997, the Board of Directors elected Ms. Crane Vice President of Strategic Business and authorized an increase in her annual salary to $125,000 per year. See "Executive Compensation." In October 1998, the Board of Directors appointed Ms. Crane the Acting Chief Financial Officer.

  With respect to each transaction between Panda and an affiliate of Panda, a majority of the disinterested members of the Board of Directors determined that such transactions were on terms at least as fair as had they been consummated with unrelated third parties.

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

4.13  Promissory Note dated November 29, 1999 by and between The
      Panda Project, Inc. (the "Company") and Silcon Bandwidth,
      Inc. ("SBI")

4.14  Promissory Note dated January 10, 2000 by and between The
      Panda Project, Inc. (the "Company") and Silcon Bandwidth,
      Inc. ("SBI")

4.15  Promissory Note dated February 8, 2000 by and between The
      Panda Project, Inc. (the "Company") and Silcon Bandwidth,
      Inc. ("SBI")

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

10.28 Stockholders Agreement dated February 18, 2000 by and among The Panda Project, Inc., Silicon Bandwidth, Inc., Vantage Point Venture Partners 1996 L.P., Archimedes Capital LLC and the Management stockholders.

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

December 13, 1999  The Panda Project, Inc. has amended the Form 8K update of October 21, 1999 to include Exhibit D.

February 28, 2000  The Panda Project, Inc. announced that the asset sale to
                   Silicon Bandwidth, Inc. was closed subject to the Stockholder's Agreement being finalized and the Helix loans being transferred.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANDA PROJECT, INC.
                                      ___________________________
                                          (Registrant)
Date: April 14, 2000                  By:  /s/ Stanford W. Crane, Jr.
                                          Chairman of the Board
                                          President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

_________________________                            April 14, 2000
/s/ Stanford W. Crane, Jr.
President and Chief Executive Officer
Chairman of the Board
(Principal Executive Officer)


__________________________                           April 14, 2000
/s/ Melissa F. Crane
Acting Chief Financial Officer
and Secretary (Principal Financial
Accounting Officer)

_________________________                            April 14, 2000
/s/ William E. Ahearn
Director

_________________________                            April 14, 2000

/s/ John T. Friedline
Director

The Panda Project, Inc.
Index to the Financial Statements
-------------------------------------------------------------------


                                                               Page

Reports of Independent Certified Public Accountants....... F-2

Financial Statements

    Balance Sheets........................................ F-3

    Statements of Operations.............................. F-4

    Statement of Changes in Stockholders' Deficit......... F-5

    Statements of Cash Flows.............................. F-6 to F-7

    Notes to Financial Statements......................... F-8 to F-31

Page F-2

                REPORT OF INDEPENDENT CERTIFIED
                      PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
The Panda Project, Inc.

We have audited the accompanying balance sheets of The Panda Project, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Panda Project, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $8,019,299 during the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $6,053,788 and its total liabilities exceeded its total assets by $5,446,453 In addition, the Company has not paid $2,295,000 of notes payable that were due to SBI in February 2000. Furthermore, the Company has been notified that they are in default of a settlement agreement with Mr. Sarubbi entered into in 1999. These factors, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of The Panda Project, Inc. for the years ended December 31, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Grant Thornton LLP
Miami, Florida
April 7, 2000

Page F-3
The Panda Project, Inc. - Balance Sheets
---------------------------------------------------------------------
                       The Panda Project, Inc.
                           BALANCE SHEETS
                            December 31,
ASSETS
                                                 1999         1998
Current assets
  Cash and cash equivalents                 $   180,388   $    60,613
  Accounts receivable (net of allowance
   of $5,796 at December 31, 1999 and
     $295,292 at December 31, 1998)              68,856        64,206
  Inventory                                      16,007        47,319
  Other receivables                              15,999        19,273
  Prepaid expenses and other current assets      85,249       637,947
                                            -----------   -----------
     Total current assets                       366,499       829,358
Property and equipment, net                     442,401     1,845,939
Restricted cash                                  80,000        80,000
Other assets                                     84,934        82,540
                                            -----------   -----------
     Total assets                           $   973,834   $ 2,837,837
                                            ===========   ===========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
  Accounts payable                          $ 1,242,775   $ 1,207,662
  Notes payable                               3,575,000     2,000,000
  Other current liabilities                   1,602,512     1,356,069
                                            -----------   -----------
     Total current liabilities                6,420,287     4,563,731
Commitments and contingencies                      -             -
Stockholders' (deficit) equity
  Preferred Stock, $.01 par value, 2,000,000
   shares authorized; 528 and 420 shares
   issued and outstanding at
   December 31, 1999 and 1998                 4,864,137     3,967,057
  Common stock, $.01 par value, 50,000,000
   shares authorized; 29,698,426 and
   16,744,088 shares issued and outstanding
   at December 31, 1999 and 1998, respectively  296,986       167,441
  Additional paid-in capital                 77,751,972    74,479,857
  Accumulated deficit                       (88,359,548)  (80,340,249)
                                            -----------   -----------
     Total stockholders' (deficit)           (5,446,453)   (1,725,894)
                                            -----------   -----------
     Total liabilities and stockholders'
      (deficit)                             $   973,834   $ 2,837,837
                                            ===========   ===========
The accompanying notes are an integral part of these statements.

PAGE F-4
                          The Panda Project, Inc.
                         STATEMENTS OF OPERATIONS

                                                        Year
                                       Year Ended      Ended
                                      December 31,  December 31,
                                          1999          1998
                                      ------------  ------------
Revenues
  Product sales                       $    487,683  $    586,907
  Licensing fees                           850,000       100,000
  Contract research and
   development revenues                       -          135,673
                                      ------------  ------------
     Net revenues                        1,337,683       822,580
Costs and expenses:
  Cost of sales                            279,619     1,739,418
  Research and development                 906,810     3,395,577
  Selling, general and administrative    4,213,419     9,263,283
  Amortization of debt issuance costs/
    accrued penalties                    3,092,500     3,735,514
  Cost associated with asset impairments   590,830       125,038
                                      ------------  ------------
     Total operating expenses            9,083,178    18,258,830
                                      ------------  ------------
     Operating loss                     (7,745,495)  (17,436,250)
Interest expense                          (327,902)     (145,892)
Interest income                              3,715        72,345
Other income                                50,383        35,101
                                      ------------  ------------
     Net loss                         $ (8,019,299) $(17,474,696)
                                      ============  ============
Dividends and amortization of
 beneficial conversion feature
 related to convertible
 preferred stock                            (54,067)    (741,886)
                                      ------------  ------------
     Net loss applicable
      to common stock                 $ (8,073,366) $(18,216,582)
                                      ============  ============
Basic and diluted loss
 per share                            $      ( .31) $      (1.33)
                                      ============  ============
Weighted average
 shares outstanding                     25,872,046    13,732,936
                                      ============  ============
The accompanying notes are an integral part of these statements.

PAGE F-5

                        The Panda Project, Inc.
            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                Year Ended December 31, 1999 and 1998
                     Preferred           Common
                       Stock              Stock            Addition-                   Total
              --------------------- ------------------     al Paid-     Accumul-       Stock
                                                 Par       in           ated           holders'
              Shares        Value   Shares      Value     Capital      Deficit         Deficit
              ----------  --------- ----------- --------  -----------  ------------  ------------
Balance at
December 31,
 1997              -          -     12,215,522  122,155   64,841,102   (62,865,553)    2,097,704
Preferred Stock
 offering, net      600  5,390,399        -        -            -             -        5,390,399
Preferred Stock
 dividends         -       231,041        -        -        (231,041)         -             -
Warrants issued
 related to
 Preferred stock
 offering, net     -          -           -        -         396,374          -          396,374
Private
 Placement of
 common Stock,
 net               -          -      2,254,602   22,546    3,460,635          -        3,483,181
Issuance of
 common stock      -          -         23,462      234       94,742          -           94,976
Warrants issued
 related to
 debt issuance     -          -           -        -       3,920,000          -        3,920,000
Warrants issued
 for Services
 received          -          -           -        -         299,534          -          299,534
Exercise of
 stock options     -          -          3,000       30       12,220          -           12,250
Conversion of
 preferred
 stock to
 common stock     (180) (1,654,383)  2,234,363   22,344    1,632,039          -             -
Issuance of
 common stock
 under 401(k)
 Plan              -          -         13,139    132       54,252            -           54,384
Net Loss           -          -           -      -            -        (17,474,696)  (17,474,696)
              ----------  --------- ----------- --------  -----------  ------------  ------------
Balance at
December 31,
 1998              420   3,967,057  16,744,088  167,441   74,479,857   (80,340,249)   (1,725,894)
Preferred Stock
 offering, net     171   1,710,000        -        -            -             -        1,710,000
Preferred Stock
 dividends          30      54,067        -        -        ( 54,067)         -             -
Issuance of
 common stock
 related to 98
 private
 placement
 fill-up shares    -          -      4,441,829   44,418      (44,418)         -             -
Issuance of
 common stock      -          -      5,541,667   55,417    1,798,183          -        1,853,600
Warrants issued
 related to
 debt issuance     -          -           -        -         220,000          -          200,000
Warrants issued
 for Services
 received          -          -           -        -          99,966          -           99,966
Exercise of
 warrants                     -        553,333    5,533      409,641          -          415,174
Conversion of
 preferred
 stock to
 common stock     ( 93) (  866,987)  2,417,654   24,177      842,810          -             -
Net Loss           -          -           -      -            -        ( 8,019,299)  ( 8,019,299)
              ----------  --------- ----------- --------  -----------  ------------  ------------
Balance at
December 31,
 1999              528   4,864,137  29,698,571  296,986   77,751,972   (88,359,548)  ( 5,446,453)


Page F-6
The Panda Project, Inc.- STATEMENTS OF CASH FLOWS

                                                            Year Ended
                                                            December 31,
                                                        1999          1998
                                                    ------------   ------------
Cash flows from operating
 activities:
   Net loss                                         $ (8,019,299)   $(17,474,696)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                   1,278,340       4,908,548
       Provision for obsolete inventory                     -          1,178,837
       Provision for doubtful accounts                      -            285,286
       Cost associated with asset impairments            590,830         125,038
       Fair value of Stock option warrants                99,970            -
       Loss on disposal of fixed assets                  346,649            -

       Issuance of preferred stock                     1,710,000            -
       Issuance of common stock                          266,000            -
       Liquidating damages                               637,500            -
       Warranty reserve write-off                        180,000            -
       Stock option compensation                            -            298,130
       Changes in operating assets and liabilities
        (Increase) in accounts receivable                 (4,650)       (124,641)
         Decrease in other receivables                     3,274          86,552
         Decrease in prepaid expenses and
           other current assets                           27,697         265,295
         Decrease (increase) in inventory                 31,313        (260,958)
         Decrease in restricted cash                        -            180,000
         Increase in other assets                         (2,394)        (81,244)
         Increase (decrease) in accounts payable,
           and other current liabilities                 401,275         (52,394)
                                                    ------------    ------------
             Net cash used in operating activities    (2,453,495)    (10,666,247)
Cash flows from investing activities:
  Additions to property and equipment                    (21,081)       (331,126)
  Proceeds from disposal of property and equipment       104,176            -
                                                    ------------    ------------
             Net cash provided by investing
               activities                                 83,095        (331,126)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                 -          6,000,000
  Payment of costs related to issuance of
    preferred stock                                         -           (206,486)
  Proceeds from issuance of common stock                 915,175         161,608
  Proceeds from common stock private placement              -          3,674,500
  Payment of stock issuance costs                           -           (191,319)
  Payment of notes payable                                  -         (2,000,000)
  Proceeds from issuance of notes payable              1,575,000       3,000,000
                                                    ------------    ------------
             Net cash provided by financing
               activities                              2,490,175      10,438,303
                                                    ------------    ------------
Net increase (decrease) in cash and cash equivalents     119,775        (559,070)
Cash and cash equivalents at beginning of period          60,613         619,683
                                                    ------------    ------------

Cash and cash equivalents at end of period          $    180,388    $     60,613
                                                    ============    ============

Supplemental disclosure of cash flow information:
    Interest paid                                   $       -       $    138,798
                                                    ============    ============
    Taxes paid                                      $               $       -
                                                    ============    ============

Page F-7

Supplemental schedule of non-cash investing and financing activities:

   In 1999, the Company paid preferred series A stock holders 171 shares of Series A Preferred stock with a value of $1,710,000 in preferred stock related to any accrued penalties incurred by the Company.

   In February 2000, the Company repriced and extended the warrants issued to Helix. As a result, the Company recorded an additional $220,000 of interest related to the fair market value of the warrants.

   In 1998, the Company issued warrants to Helix (PEI) Inc. in conjunction with its notes payable. The Company capitalized the $3,920,000 fair market value of these warrants as part of deferred issuance costs.

   In 1999 the Company issued 1,000,000 shares of the Company's common stock to Helix for any accrued and future interest related to the notes payable. A charge of $266,000 was recorded as interest expense, as a result of issuing this stock.

   In 1999 and 1998, approximately 93 and 180 shares of the Company's convertible preferred stock were converted into 2,417,654 and 2,234,363 shares of the Company's common stock, respectively.

   In 1999 and 1998, the Company paid Preferred Stock dividends of $54,067 and $231,041 in the form of Preferred Stock.

   In 2000 and 1999, the Company issued Mr. Sarubbi 3,750,000 and
   2,100,000 shares of the Company's common stock. In 1999 non-cash charges totaling $1,053,599 were recorded.

   In 1999, the Company issued 4,441,829 shares of its common stock related to the 1998 equity private placement "Fill-Up" shares (see Note L).

   The accompanying notes are an integral part of these statements.

Page F-8
                         The Panda Project, Inc.
                      NOTES TO FINANCIAL STATEMENTS
                 Year Ended December 31, 1998 and 1999

NOTE A - DESCRIPTION OF BUSINESS

The Panda Project, Inc. ("Panda" or the "Company") a Florida Corporation, was incorporated in 1992. Since this time Panda has been a technology company engaged in the design, development, manufacture, licensing and sale of interconnect solutions to generate greater throughput from silicon to board to system.

On May 14, 1999, Panda announced that it had entered into a letter of intent with Silicon Bandwidth, Inc. ("SBI"), a privately held Delaware Corporation, with respect to the sale of substantially all of its intellectual property portfolio and certain fixed assets. On July 15, 1999, the Board of Directors, which was comprised of Stanford W. Crane, Jr. and William E. Ahearn, approved the Asset Purchase Agreement subject to shareholder approval. On July 19, 1999, SBI and Panda executed the Asset Purchase Agreement.

On February 18, 2000, the Shareholders of Panda approved the transaction as well as all other items put before them as described in the Company's 14A dated January 28, 2000. On February 28, 2000, Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder's Agreement being finalized and the Helix Loan being transferred. The Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 10, 2000 the Stockholder's Agreement by and between, Panda, SBI, Vantagepoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholders' was executed.

In 1999, Panda focused all of its efforts on the VSPA and Compass technology products collectively the ("Technology Products").
These technologies are embodied in VSPA, a three-dimensional semiconductor package, and the Compass Connector, a board-to-board interconnect solution. VSPA has received JEDEC JC-11 Committee designation and has passed Mil Std.
883. The JEDEC JC-11 Committee is responsible for setting standards for semiconductor packages. The Company obtained JEDEC designation in 1997.
The JEDEC designation for VSPA is PQFP-B. Semiconductor manufacturers can obtain relevant mechanical data and specifications regarding the VSPA product. Military standard 883D is the reliability standard for electrical and mechanical testing parameters which indicate the level of future durability and performance for components. In order for VSPA to be commercially viable, it was necessary to prove its performance by achieving industry standard levels. In addition, in September 1998, the Compass Connector received Bellcore approval. Bellcore approval is an important series of reliability, mechanical and electrical tests for the telecommunications industry. In order for an interconnect to be used in commercial applications for the telecommunications industries, most potential end users will require that the connector be Bellcore approved.

  Since November 1998, when the Company elected to exit its Systems business entirely, and announced a streamlining of operations that included a significant reduction of operations related to the development of the Archistrat line of computers and the Rock City line of desktop computers (collectively the "Systems") and any upgradable mother board development related to the Systems, the Company has focused solely on the Technology Products.

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company's working capital is not sufficient to meet its obligations. The Company on February 18, 2000, sold substantially all of its assets and is not currently conducting any business operations. As a result of the sale of the Company's assets and operations, the Company is essentially a holding company for the 10% interest in SBI which the Company received from the sale. The Company's expenses have been reduced to a minimal level. The Company plans on paying its minimal expenses through the collection of receivables and if necessary, from time to time, the Company may request funds from SBI although their is no obligation and there can be no assurance that the request will be fulfilled.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations, if any. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Inventory
----------

     Inventory is stated at the lower of cost using a first-in, first- out basis, or market. Reserves are provided for excess and obsolete inventory.

Property and Equipment
-----------------------

     Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Maintenance and repair costs are expensed as incurred.

Revenue Recognition
-------------------

     The Company recognizes revenue from product sales at the time of shipment. Licensing fees are recorded when they are recognized in accordance with the Licensing Agreements. Contract research and development revenue are recorded upon the achievement of stated milestones.

Per Share Data
--------------

     The Company's earnings per share is computed in accordance with FAS No. 128 " Earnings Per Share". FAS 128 requires the presentation of both basic and diluted earnings per share. Due to losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share for all periods presented.

     Potential common shares in the amount of approximately 31,777,000 and 16,350,000 for the years ended December 31, 1999 and 1998, respectively have been excluded from the computation of diluted earnings per share as the effect of their inclusion is antidilutive.

The exercise price of the warrants to acquire approximately 5,750,000 common shares range from $2.125 to $11.00. There is potentially substantial dilution from the convertible preferred stock if it were to be converted under current market conditions. In January 2000, all of the remaining Series A Preferred shares were converted into 20,262,681 shares of the Company's common stock. Additionally, in February 2000, the Company issued 3,750,000 shares of its common stock to Mr. Sarubbi pursuant to the "Amended Settlement Agreement", and issued the remaining 5,246,727 Fill-Up shares pursuant to the 1998 private placement.

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

New Accounting Pronouncements
----------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards
(FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

Stock-Based Compensation
------------------------

     The Company's employee stock option plans are accounted for using the intrinsic value method. The Company also provides disclosures of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense (Note M).

Debt Issuance Costs
-------------------

     Deferred loan costs of approximately $3,920,000 incurred in connection with debt financing (Note H) are being amortized on a straight-line basis over the life of the debt. As of December 31, 1999 and 1998, the Company had $0 and $525,000, respectively, of deferred debt costs net of accumulated amortization of $0 and $3,395,000, respectively, which is included in prepaid expenses and other current assets.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable, notes payable, accounts payable, and accrued compensation and employee benefits approximates fair value due to the relatively short-term maturity of these instruments.

NOTE E - RESTRICTED CASH

     Restricted cash as of December 31, 1999 and 1998 was $80,000, which was held in a restricted account to serve as security for a letter of credit issued to one of the Company's landlords.

NOTE F - INVENTORY

     Inventory as of December 31, 1999 is comprised of the Company's VSPA raw materials and finished goods of $16,007.

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

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                              Estimated     December 31, December 31,
                              Useful Lives       1999         1998
                              ------------   -----------   ----------
Office furniture and
 equipment                    3 - 10 years   $ 3,126,922   $3,180,103
Machinery and equipment        3 - 5 years       636,368    1,889,458
Trade show booth and exhibit       5 years       420,428      420,428
Motor vehicles                     5 years          -          54,535
Leasehold improvement              5 years        13,173       13,173
Construction in progress                            -         281,915
Less:  accumulated depreciation               (3,754,490)  (3,993,673)
                                             -----------   ----------
Total property and equipment, net            $   442,401   $1,845,939
                                             ===========   ==========

     Depreciation expense for the years ended December 31, 1999 and 1998 was $533,340 and $1,178,427, respectively.

     During the years ended December 31, 1999 and 1998 the Company determined that certain long-lived assets were impaired. During 1999 the impairment occurred when certain machinery was no longer operable. During the year ended December 31, 1998 the impairment occurred when the Company continued the downsizing of its operations to streamline operations and to increase the use of strategic alliances to manufacture and market the Company's products. As a result, the Company recorded charges totaling approximately $591,000 and $125,000 during the years ended December 31, 1999 and 1998, respectively. The Company determined the amount of the asset impairment charges based on estimates of the fair market value of the assets.

NOTE H - NOTES PAYABLE

    As of December 31, 1998, the Company had outstanding loans from Helix in the aggregate principal amount of $2,000,000. On May 14, 1999, the Company, Helix and Silicon Bandwidth, Inc. ("SBI") entered into an agreement ("Helix Agreement") requiring certain actions upon the closing of the acquisition of certain assets of the Company by SBI. On March 15, 2000 SBI paid $1,000,000 of this debt on behalf of the Company to Helix. In consideration of such payment, and the issuance of 1,000,000 shares of the Company's common stock to Helix, Helix released the Company from payment on all accrued and future interest on the notes. The remaining $1,000,000 and accrued interest will be paid in eleven payments by SBI to Helix. In connection with the Helix loans, the Company has issued to Helix warrants to purchase an aggregate of 2,850,000 shares of Common Stock at exercise prices ranging from $1.63 to $2.125 per share (collectively, the "Helix Warrants"). The Helix Warrants have expiration dates ranging from December 19, 1999 to August 7, 2000. These warrants have been valued at an aggregate of approximately $4,324,000 and have been recognized as debt issuance costs and were fully amortized as of February 15, 1999. This accounting treatment has no impact on the Company's cash balance. As of December 31, 1999, Helix and its affiliates hold approximately 3.4% of the Company's outstanding Common Stock (not including shares issuable upon exercise of warrants). As of February 18, 2000 the notes were transferred to SBI and the Helix warrants were repriced to $.20 per share and the expiration date was extended to February 18, 2005. (see Note T). Due to this repricing and date extension, the Company adjusted the fair market value of the warrants and recorded $220,000 as interest expense in 1999.

In June, July, August, October, and November 1999, as well as January and February 2000, Panda entered into loan agreements with SBI to borrow $ 2,295,000. As of December 31, 1999, the outstanding loan balance was $1,575,000. In connection with these loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to a security agreement. The loans bear interest at a rate of 6% per annum and were due and payable on February 24, 2000. As of March 31, 2000, the notes in the aggregate of $2,295,000 have not be repaid to SBI.

NOTE I - CONVERTIBLE PREFERRED STOCK

On February 11, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock ("Series A Preferred") and Common Stock Purchase Warrants ("Warrants") to purchase an aggregate of 150,000 shares of common stock for a total purchase price of $6,000,000. The purchase price was allocated to the Series A Preferred and Warrants based on their relative fair value. The Warrants, which have a term of five years and an exercise price, subject to adjustment for stock splits and similar events, of $6.10 per share, were valued at $411,000 using the Black-Scholes option pricing model. Issuance costs of approximately $193,000 were deducted on a pro rata basis from the gross proceeds assigned to the Series A Preferred and the Warrants. Holders of Series A Preferred are entitled to a dividend of 5% per annum of the purchase price for the shares, payable either in cash or as an accrual to the purchase price utilized in computing the number of shares of Series A Preferred issuable upon conversion. Dividends payable for the quarter ended March 31, 1999 in the amount of $54,067 and dividends of $1,231,041 for 1998 have been accrued and added to the purchase price of the Series A Preferred in lieu of a cash payment. Accrued dividends equal 30 shares of the Company's Series A Preferred stock through March 31, 1999. Pursuant to the Exchange Agreement with Series A Preferred shareholders in 1999, all rights to dividends after March 31, 1999 have been waived. As of December 31, 1999, 528 shares of Series A Preferred (including 171 penalty shares) have not been converted. In January 2000, all of the remaining outstanding preferred series A shares were converted into 20,262,681 shares of the Company's common stock (see Note T).

     In connection with this transaction, the Company filed a registration statement on form S-3 (the "form S-3") with the Securities and Exchange Commission ("SEC") to effect the registration for resale of 2,000,000 shares of Common Stock issuable upon conversion of the Series A Preferred and 150,000 shares of common stock issuable upon exercise of the Warrants, plus an additional number of shares of Common Stock, not to exceed the Exchange Cap, described below, that may be usable upon conversion of the Series A Preferred as a result of antidilution provisions. The Form S-3 has been declared effective by the Securities and Exchange Commission. As of March 31, 1999, 3,650,214 shares of Common Stock issued upon conversion of Series A Preferred had been sold pursuant to the Form S-3. In the fourth quarter of 1999, the Company chose not to file the required post-effective amendments and has withdrawn all effective and pending registration statements. As of December 31, 1999, an additional 987,096 shares of common stock were issued upon conversion of Series A preferred and have been sold pursuant to Rule 144A.

The beneficial conversion feature associated with the Series A Preferred shares has been recognized and allocated to additional paid- in capital. The amount of the beneficial conversion feature of approximately $510,000 was calculated using the most favorable conversion rate as defined by the terms of the Series A Preferred stock and was fully amortized over a period of six months during the year ended December 31, 1998.

NOTE J - SETTLEMENT WITH CONTRACT MANUFACTURER

     The agreement between the Company and a third-party for the manufacture and assembly of the Company's computer systems expired in September 1996. A dispute arose regarding liability for certain inventory allegedly purchased on behalf of the Company. During February 1998, the Company settled this dispute by purchasing inventory from the contract manufacturer for $520,000.

NOTE K - OTHER CURRENT LIABILITIES

     The components of other current liabilities are as follows:

                                       December 31,       December 31,
                                          1999              1998
                                       ----------        ----------
Sarubbi Settlement liability (Note R)     750,000           760,000
Provision for warranties                   20,000           200,000
Accrual for liquidating damages           737,500              -
Accrual for professional fees                -              152,682
Other                                      95,012           243,387
                                       ----------        ----------
                                       $1,602,512        $1,356,069
                                       ==========        ==========

Included in Accounts Payable at December 31, 1999, is $805,092 related to professional fees.

NOTE L - COMMON STOCK

On August 14, 1998, Panda completed an agreement for the sale of 2,346,626 shares of its Common Stock and 2,346,626 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants in a private placement to accredited investors with gross proceeds of approximately $3.8 million of which all but $200,000 had been funded as of the date hereof (the "Private Placement"). Expenses of the Private Placement were approximately $230,000. In addition to the shares of Common Stock purchased by each investor in the Private Placement, such investor received a warrant (the "Private Placement Warrants") to purchase an equal number of shares of Common Stock, subject to adjustment for stock splits and similar events, at an exercise price of $2.55 per share. Upon exercise of the Private Placement Warrants, an investor may elect to receive a reduced number of shares of Common Stock in lieu of tendering the warrant exercise price in cash. The Private Placement Warrants have a term of five years expiring August 13, 2003. Issuance of shares of Common Stock pursuant to exercise of the Private Placement Warrants requires the approval of Panda's shareholders.

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

At the six month anniversary date, the Company issued 4,441,658 additional shares of the Company's common stock pursuant to the Fill-Up provision. For the twelve month anniversary date which was August 15,1999 the Company issued in January 2000 an additional 5,246,727 shares of the Company's common stock.

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

In January 1999, the Company received approximately $415,000 from the exercise of warrants to purchase 553,333 shares of the Company's common stock related to the 1996 private placement. In February 1999, the Company received $1,000,000 from Samtec, Inc. which includes $500,000 for a non-refundable upfront license fee related to VSPA and, $500,000 for the purchase of 666,667 shares of the Company's common stock.

On May 18, 1999, the Company issued 1,000,000 shares of the Company's common stock to Helix pursuant to the Helix Agreement dated May 14, 1999 (see Note
A). The Company recorded $266,000 in loan interest expense related to the issuance of the shares to Helix. Additionally, the Company issued Mr. Sarubbi an additional 2,100,000 shares of the Company's common stock pursuant to an amendment dated June 24, 1999 to the original settlement agreement between the Company and Mr. Sarubbi dated December 11, 1998. $327,600 was recorded in selling, general and administrative expenses in 1999 related to the issuance of the additional 2,100,000 shares of the Company's common stock and $750,000 was recorded related to the 3,750,000 common shares to be issued upon shareholder approval of additional authorized shares. On February 2000 the additional 3,750,000 share of the Company's common stock were issued to Mr. Sarubbi.

NOTE M - EMPLOYEE BENEFIT PLANS

Stock Incentive Plans
---------------------

      The Company maintains three stock option plans as follows: the 1993 Performance Incentive Plan ("1993 Plan"), the Non-Employee Director Stock Option Plan ("Director Plan"), and the 1995 Employee Stock Incentive Plan ("1995 Plan"). Under the 1993 Plan and the 1995 Plan both incentive options and non-qualified options may be granted. In addition, stock appreciation rights and restricted stock may also be granted under the Plans; however, no stock appreciation rights or restricted stock have been granted to date.

      The exercise price for incentive options under the 1993 Plan, the 1995 Plan and non-qualified options under the Director Plan is the fair market value of the Company's common stock as of the date of grant. Each stock option expires ten years from the grant date under the 1993 Plan and the 1995 Plan, and five years under the Director Plan.

      Options granted pursuant to the 1993 Plan cannot be exercised prior to the expiration of six months from the date of grant while vesting of options granted under the 1995 Plan is determined at the discretion of the Company's Stock Option Committee. Options granted under the Director Plan vest 25% annually beginning on the first anniversary of the grant date. The maximum number of shares of common stock with respect to which options may be granted under the 1993 Plan is 5% of the outstanding shares, not to exceed 1,000,000 shares. Under the 1995 Plan and the Director Plan, options to purchase up to 1,000,000 and 50,000 shares may be granted, respectively. As of December 31, 1999, there were 660,254, 774,500 and 10,000 shares available for grant under the 1993 Plan, the 1995 Plan and the Director Plan, respectively. Because it does not expect to grant these options, the Company has not reserved any shares for issuance for these options. No options were granted during 1999, and Panda does not expect to grant options for the foreseeable future. As of December 31, 1999, there were outstanding options to purchase 408,500 shares of common stock, for which 585,900 shares were reserved for issuance. None of the outstanding options were held by a director of Panda. Melissa Crane holds 44,000 outstanding options which are currently exercisable, of which 30,000 are exercisable at $6.13 per share and 14,000 are exercisable at $5.25 per share, and 41,000 options which are not yet vested, of which 20,000 have an exercise price of $6.13 and 21,000 have an exercise price of $5.25.

     In 1999, the Company did not issue any options to outside consultants.

     A summary of the Company's stock option activity and related information is presented below:

                         Year Ended               Year Ended
                         December 31,             December 31,
                            1999                     1998
                   -----------------------   -------------------------
                                 Weighted -                 Weighted -
                                 Average                    Average
                                 Exercise                   Exercise
                    Shares       Price        Shares        Price
                   --------      -----       --------       -----
Outstanding,
beginning of year   815,900       4.32        654,450      $7.45
Granted                -           -          568,500      $2.26
Exercised              -           -           (3,000)     $4.08
Forfeited          (407,400)      4.43       (404,050)     $7.00
                   --------      -----       --------      -----
Outstanding at
end of year         408,500       4.22        815,900      $4.32
                    =======      =====       ========      =====
Exercisable at
end of year         197,800                   257,350
                    =======                  ========

     Had compensation expense for the Company's stock option plans been determined based on the fair value of the underlying common stock at the grant dates, consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net loss and net loss per share would have been as follows:

                                Year Ended
                                December 31,
                            1999           1998
                        ------------   -----------
Net loss:
  As reported           $ (8,073,366)  $(18,216,582)
  Pro forma             $ (8,073,366)  $(18,480,641)
Basic and diluted loss
 per share:
  As reported           $       (.31)  $      (1.33)
  Pro forma             $       (.31)  $      (1.35)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1999 and 1998, respectively. Risk-free interest rate 6.2%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 119%; and a weighted-average expected life of the option of 4 years.

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

     The following tables summarize information about outstanding and exercisable stock options as of December 31, 1999:

                    Options Outstanding        Options Exercisable
              -------------------------------  -------------------
                        Weighted -
                        Average      Weighted-            Weighted-
                        Remaining    Average              Average
Exercise                Contractual  Exercise             Exercise
Prices         Shares   Life (years) Price      Shares    Price
------------   -------   -----------  --------  -------    ---------
$.78          210,600    8.5 years   $  .78     79,500   $  .78
$2.75-$3.81    19,100   5.00 years   $ 3.63      8,800   $ 3.53
$4.25-$6.13   126,550   6.40 years   $ 5.15     80,250   $ 5.51
$7.75-$8.50    28,250   5.60 years   $ 8.05     11,250   $ 7.88
$12.50-$14.25  15,000   5.07 years   $13.11     13,000   $13.17
$28.25-$44.25   9,000   5.40 years   $46.06      5,000   $38.70
               -------   ----         -----    -------    -----
              408,500   7.29 years   $ 4.22    197,800   $ 5.09

Employee Savings Plan
----------------------

     The Company has a defined contribution retirement plan ("Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligibility for participation commences six months from the date of hire. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit or 15% of pretax earnings. Through September 30, 1996, the Company matched 75% of employee contributions, up to a maximum of 6% of the employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Beginning April 1, 1997, employees were given the choice to invest their contributions in common stock of the Company. Employer contributions vest over five years. The employer matching contribution was discontinued as of October 1, 1996.

NOTE N - COMMON STOCK WARRANTS

     For the year ended December 31, 1998, the Company entered into various consulting agreements. Under these agreements, the Company issued 625,000 warrants ranging in price from $.219 to $2.51 per share. The issuance of these warrants have been recorded based on the fair market value of the warrants issued. The Company has determined that the value of these warrants to be $384,500 which was recorded as S,G&A expense in the statement of operations for the year ended December 31, 1999 and 1998.

NOTE O - REVENUE

LG Cable & Machinery Ltd.
-------------------------

     The Crane-Panda licensing agreement will be transferred to SBI as part of the asset sale that occurred in February 2000 and no further revenue is expected. In October 1996, the Company and Stanford W. Crane, Jr., the Company's Chief Executive Officer and founder, entered into a licensing agreement with LG Cable & Machinery Ltd. ("LG") with respect to the Compass Connector Technology owned by Mr. Crane and certain enhanced Compass Connector Technology owned by the Company whereby LG was granted a license, for a term of ten years or until the expiration of the last to expire of the patents covered by the agreement, whichever is later. The license granted to LG is non-exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. In connection with this agreement, the Company's portion of the license fee ($500,000) was immediately vested upon signing the agreement and is payable as follows:
$100,000 within 15 days after execution of the agreement and $100,000 on each of the first four anniversaries of the agreement. Licensing fee revenue of $100,000 was recorded during the years ended December 31,1999 and 1998. No royalties have been received under the agreement as of December 31, 1999.

     In July 1997, the Company entered into another licensing agreement with LG Cable whereby LG Cable was granted a license with respect to a semiconductor package product owned by the Company, for a term that continues until the expiration of the last to expire of the patents covered by the agreement. The license granted to LG is non- exclusive except for certain limited exclusive manufacturing rights with respect to specified Asian countries. In connection with this agreement, the Company was entitled to a non-refundable license fee of $250,000 that became immediately vested upon signing the agreement and has been recorded as revenue during the nine months ended December 31, 1997. In addition, the Company is entitled to receive royalties on sales of the semiconductor package products by LG Cable or its affiliates. No royalties have been received under the agreement as of December 31, 1999. The Patents And Proprietary Information as well as all Licensing Agreements with the exception of the Panda-AMP agreement were sold to SBI as part of the asset sale that occurred in February 2000.

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

     Revenue was recognized over the term of the cooperative development agreement based on the achievement of stated milestones. For the year ended December 31, 1999, there was no revenue recognized for the grant. For the year ended December 31,1998 the Company recognized revenue related to the agreement of approximately $136,000. There were no costs associated with the DARPA Agreement in 1999 or 1998.

Significant Customer and Supplies
---------------------------------

   No individual customers accounted for more than 10% of total revenue for the year ended December 31, 1998. Technology sales to one customer accounted for 61.7% of total revenue for the year ended December 31, 1999. In 1999 one supplier provided the Company with 33% of total products purchased and no one supplier provided more than 10% of the Company's total products purchased in 1998.

NOTE P - RELATED PARTY TRANSACTIONS

  In January 1996, Mr. Crane entered into a license agreement ("the Crane/Panda License") with the Company with respect to the Compass Connector which supersedes the prior agreements between Mr. Crane and the Company with respect thereto. Pursuant to the Crane/Panda License, the Company continues to have the right, on a non-exclusive and royalty-free basis, to use and/or sell the Compass Connector as a component in its computers or other higher level assemblies or systems. The Company may also sublicense the Compass Connector technology as part of a license of the Company's proprietary technology provided that any royalty attributable to such sublicense is to be shared by the Company and Mr. Crane. In February 1999, subject to final documentation, this license will be transferred to SBI (see Note T).

     In addition, Mr. Crane has granted the Company a non-exclusive license to sell, lease, or transfer the Compass Connector as loose or discrete components for specified royalties based on net sales of the Compass Connectors, commencing when the accumulated net sales of the Compass Connectors reaches $100,000 (the "Royalty Date"). For the five year period following the Royalty Date, the Company is obligated to pay to Mr. Crane royalties equal to 5% of the net sales price of such Compass Connectors, including any such Compass Connectors sold prior to the Royalty Date. The royalty decreases to 2.5% after five years and 2.0% after ten years. The royalty decreases to 1.0% for any period during which no valid patent exists anywhere with respect to the Compass Connector. The royalty is also subject to reduction if Mr. Crane grants a third party a license with respect to Compass Connectors as loose or discrete components at a lower royalty than that charged to the Company. To date, Mr. Crane has received no royalties pursuant to the Crane/Panda License.

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

NOTE Q - INCOME TAXES

     As a result of tax losses incurred by the Company, no current tax provision has been recorded for the years ended December 31, 1999 and 1998.

     Deferred tax assets and deferred tax liabilities reflect the tax effect of net operating loss carryforwards and differences between financial statement carrying amounts and tax bases of assets and liabilities as follows:
                                             Year Ended December 31,
                                               1999          1998
                                           ------------  -----------
Deferred tax assets:
   Net operating loss carryforwards        $ 34,644,000  $ 34,767,000
   Research and development credits           1,069,000     1,221,000
   Write down of property and equipment         201,000       523,000
   Inventory reserve                               -          687,000
   Allowance for doubtful accounts                2,000       114,000
   Accrued penalties                          1,317,000          -
   Fair value of stock warrants                  83,000          -
   Other                                           -          125,000
                                           ------------   -----------
      Gross deferred tax asset               39,316,000    37,437,000

      Deferred tax asset valuation
       allowance                            (39,278,000)  (37,085,000)
                                           ------------  -----------
      Net deferred tax asset               $     38,000  $   352,000
                                           ============  ===========
Deferred tax liabilities:
   Tax depreciation and amortization
     in excess of book                     $    (38,000) $  (248,000)
   Other                                           -        (104,000)
                                           ------------  -----------
       Deferred tax liability              $    (38,000) $  (352,000)
                                           ============  ===========
       Net deferred taxes                  $       -     $      -
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

     At December 31, 1999, the Company has available approximately $97.3 million in net operating loss ("NOL") carryforwards available to offset future taxable income, if any, for federal and state income tax purposes. These NOL carryforwards will expire at various times beginning in the year 2009.

     At December 31, 1999, unused credit carryforwards for increasing research activities of approximately $1,069,000 are also available. The credit carryovers will expire at various times beginning in the year 2010.

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

NOTE R - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

     The Company leases various facilities and equipment under non-cancelable operating lease arrangements which expire at various dates through year 2003. Rent expense under all operating leases was approximately $508,000 and $831,500, for the years ended December 31, 1999 and 1998, respectively.

     Minimum future rental payments under non-cancelable operating leases with remaining lease terms in excess of one year are as follows:
                  December 31,

                     2000        $  439,024
                     2001           477,348
                     2002           460,880
                     2003           295,564
                     2004             -
                                 ----------
        Total minimum future
          rental payments        $1,672,816
                                 ==========

Litigation
----------

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

    On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to SG&A at the closing price of $0.156 totalling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $750,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock which were issued in February 2000. In the event that the increase in the number of authorized shares of Panda Common Stock is not approved pursuant to Proposal 2, Panda will be obligated to pay Sarubbi $1,502,041, which is equal to the amount of the judgment entered in favor of Sarubbi plus attorneys' fees, less the value of any cash or stock received by Sarubbi pursuant to the Settlement Agreement or the Amended Settlement Agreement. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement and has received a notice of default. Any further legal action taken by Sarubbi may be material to the Company. On November 2, 1999, as stated in Panda's Form 8-K dated November 9, 1999, Sarubbi alleged that the Company was in default under the Letter Agreement dated June 24, 1999. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as the 3,750,000 shares which would be issued upon shareholder approval. As a result, Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of Panda. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. These assets have not been transferred to SBI. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. Those assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the company's funds held at SunTrust Bank and he garnished $43,989.19.

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

NOTE S - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changed the way companies report information about operating segments. With the Company's decision to discontinue all aspects of the Systems business, the Company has one single reporting segment. The Company markets and sells its Technologies directly to end users. The Company's revenues are primarily derived from customers located in the United States and all of the Company's long lived assets are located in the United States.

NOTE T - SUBSEQUENT EVENTS

On February 18, 2000, the Shareholders of Panda approved the transaction as discussed in Note A as well as all other items put before them as described in the Company's 14A dated January 28, 2000. On February 28, 2000, Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder's Agreement being finalized and the Helix Loan being transferred the Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 13, 2000 the Stockholder's Agreement by and between, Panda, SBI, Vantagepoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholders was executed.

In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. Those assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the company's funds held at SunTrust Bank. He garnished $43,989.19

Since January 1, 2000, the Company has issued an additional 29,279,409 shares of the Company's common stock. The series A preferred holders converted the remaining preferred shares into 20,282,681 shares of the Company's common stock. The Company issued Mr. Sarubbi, 3,750,000 shares of common stock pursuant to the "Amended Settlement Agreement" and the remaining 5,246,727 were issued as Fill-up shares pursuant to the 1998 private placement.

AMP Incorporated has decided not to transfer the Panda-AMP Licensing Agreement and has chosen to terminate such agreement. Panda believes it is entitled to the minimum payment of $250,000 due under the agreement.

NOTE U - UNAUDITED PRO FORMA FINANCIAL STATEMENTS.

The following Unaudited Pro Forma Financial Information gives effect to the consummation of Panda's sale of substantially all of its operating assets to SBI as if it had been consummated on December 31, 1999, in the case of the Unaudited Pro Forma Balance Sheet, and on January 1, 1999, in the case of the Unaudited Pro Forma Statements of Operations for the year ended December 31, 1999.

The following Unaudited Pro Forma Financial Information is presented for illustrative purposes only and does not purport to be indicative of the Company's actual financial position or results of operations as of the date hereof, or as of or for any other future date, and is not necessarily indicative of what the Company's actual financial position or results of operations would have been had the Proposed Sale been consummated on the above-referenced dates, nor does it give effect to (i) any transactions other than the Proposed Sale and those described in the Notes to the Unaudited Pro Forma Financial Information or (ii) Panda's results of operations since December 31, 1999.

In the preparation of the following Unaudited Pro Forma Financial
Information, it has been assumed that Panda's 10% interest in SBI is valued at $600,000 based upon the initial $6,000,000 capitalization of SBI.


The Unaudited Pro Forma Balance Sheet at December 31, 1999, is based upon Panda's financial position at December 31, 1999. The Unaudited Pro Forma Statement of Operations for the twelve months ended December 31, 1999 is based upon Panda's results of operations for the twelve months ended December 31, 1999.

UNAUDITED PRO FORMA FINANCIAL INFORMATION
BALANCE SHEET

December 31, 1999                           Pro Forma
                               Historical  Adjustment     As Adjusted
                               ----------  ----------     -----------
Current assets

Cash and cash equivalents      $  180,388  $     -        $   180,388
Accounts receivable (net of
allowance of $5,798)              68,856    (68,856)(1)         -
Inventory, net                     16,007    (16,007)(1)         -
Other receivables                  15,999    (15,999)(1)         -
Prepaid expenses and other
 current assets                    85,249    (85,249)(1)         -
                              -----------  ----------     -----------
Total current assets              366,499   (186,111)         180,388
Property and equipment, net       442,401   (442,401)(1)         -
Restricted cash                    80,000       -              80,000
Other assets                       84,934       -              84,934
Investment in SBI                    -       600,000(1)       600,000
                              -----------  ----------     -----------
Total assets                  $   973,834  $ ( 28,512)    $   945,322
                              ===========  ==========     ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable              $ 1,242,775  $ (300,000)(1) $   942,775
Notes payable                   3,575,000  (2,000,000)(1)   1,575,000
Other current liabilities       1,602,512    (100,000)(1)   1,502,512
                             -----------  -----------    -----------
Total current
 liabilities                   6,420,287   (2,400,000)      4,020,287

Commitments and contingencies       -           -               -

Stockholders' (deficit)
 Preferred stock, $.01 par
 value, 2,000,000 shares
 authorized; 528 historical
 and zero, as adjusted,
 shares issued and
 outstanding                   4,864,137  (4,864,137)(6)        -

Common stock, $.01 par value,
 50,000,000 shares
 authorized; 29,698,571
 historical and 49,946,515,
 as adjusted, shares issued
 and outstanding                 296,986     202,479 (6)     499,465

Additional paid-in capital    77,751,972   4,661,310 (6)  82,413,282

Accumulated deficit          (88,359,548)  2,371,836 (1) (85,987,712)
                             -----------  ----------     -----------
Total stockholders'(deficit)  (5,446,453)  2,371,488      (3,074,965)
                             -----------  ----------     -----------
Total liabilities
 and stockholders'
 (deficit)                   $   973,834  $ ( 28,512)    $   945,322
                             ===========  ==========     ===========
See Notes to Unaudited Pro Forma Financial Information

UNAUDITED PRO FORMA FINANCIAL INFORMATION
STATEMENT OF OPERATIONS

For the Year Ended December 31, 1999        Pro Forma
                               Historical   Adjustment     As Adjusted
                               -----------  ----------     -----------
Revenues
Product sales                 $   487,683  $ (487,683)(2) $     -
Licensing fees                    850,000    (850,000)(2)       -
                              -----------  ----------     -----------
Net revenues                    1,337,683  (1,337,683)          -

Other expenses
Cost of sales                     279,619    (279,619)(2)       -
Research and development          906,810    (906,810)(2)       -
Selling, general and
 administrative                 4,213,419  (4,213,419)(2)    416,906
                                              416,906 (5)
Amortization of debt
 issuance costs/ accrued
 penalties                      3,092,500  (3,092,500)(2)       -
Cost associated with asset
 impairments                      590,830    (590,830)(2)       -
                              -----------  ----------     -----------
Total operating expenses        9,083,178  (8,666,272)       416,906
                              -----------  ----------     -----------
Operating loss                 (7,745,495)  7,328,589       (416,906)

Interest expense                 (327,902)    (33,759)(4)   (361,661)
Interest and other income          54,098     (54,098)(2)       -
                              -----------  ----------     -----------
Net loss from operations      (8,019,299)   7,240,732       (778,567)
Dividends and amortization
 of beneficial conversion
 feature related to
 convertible preferred stock     (54,067)       -            (54,067)
                             -----------  ----------     -----------
Net loss applicable
 to common stock              (8,073,366)  7,240,732        (832,634)

Net loss from discontinued
operations                          -     (5,364,783)(2)       -
                                           5,364,783 (3)
                            -----------   ----------     -----------
Net loss                    $(8,073,366)  $7,240,732     $  (832,634)
                            ===========   ==========     ===========
Basic and diluted loss
per share                   $      (.31)                $     (.03)
                      ===========                 ===========
Weighted average shares
outstanding                  25,872,046                  24,582,521
                            ===========                 ===========
See Notes to Unaudited Pro Forma Financial Information

       NOTES TO UNAUDITED PRO FORMA FINANCIAL INFORMATION

(1) To reflect the sale of certain assets to and the assumptions of certain liabilities by SBI under the capital asset purchase agreement. As a result of the proposed sale, the Panda Project, Inc. will recognize a gain of $2,371,488, which was not presented herein.

(2) To reclassify the operating loss to discontinued operations as a result of the proposed sale of the operating business per Accounting Principles Board Opinion No. 30.

(3) To eliminate the loss as a result of the sale of the proposed sale of the business as if it had occurred at the beginning of the period.


(4) To reflect interest on the new $1,575,000 SBI bridge loan at the 6% annual interest rate as per the promissory note.

(5) To reflect estimated legal fees, accounting fees and other general and administrative costs including payroll and rent to be incurred as a result of the sale. Estimated operating costs for the 12-month period are $416,906.

(6) To reflect the conversion of the Preferred Stock into 20,282,681 shares of common stock. These additional shares of common stock are not included in the Pro Forma Statements of Operations as the inclusion of these additional shares would be anti-dilutive.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                Additions
                                           ---------------------
                            Balance at     Charged to    Charged                     Balance at
                            Beginning      Costs and     to Other                    End of
                            Of Period      Expenses      Accounts      Deductions    Period
Year ended
 December 31, 1998
  Allowance for
   doubtful accounts        $    10,006    $  285,286   $      -      $     -       $   295,292
                            ===========    ==========   ==========    ==========    ===========
  Inventory obsolescence
   reserve                  $   600,000    $1,178,837    $     -       $    -        $1,778,837
                            ===========    ==========    ==========    ==========    ===========
  Deferred tax asset
   valuation allowance      $30,113,000    $6,972,000    $     -       $    -        $37,085,000
                            ===========    ==========    ==========    ==========    ===========
Year ended
 December 31, 1999
  Allowance for
   doubtful accounts        $   295,292    $     ,      $      -      $(289,496)    $    5,796
                            ===========    ==========   ==========    ==========    ===========
  Inventory obsolescence
   reserve                  $ 1,778,837    $ ,   ,      $      -      $(1,778,837)  $  ,   ,
                            ===========    ==========   ==========    ==========    ===========
  Deferred tax asset
   Valuation allowance      $37,085,000    $2,193,000   $     -       $     -       $39,278,000
                            ===========    ==========   ==========    ==========    ===========

                                                        Exhibit 4.14
                            PROMISSORY NOTE

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY OTHER APPLICABLE SECURITIES LAWS. IT MAY NOT BE SOLD OR OTHERWISE TRANSFERRED UNDER CIRCUMSTANCES THAT WOULD RESULT IN A VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933 OR SUCH OTHER LAWS.

              AMENDED AND RESTATED SECURED PROMISSORY NOTE

Fremont, California                          U.S. $1,935,000.00
January 10, 2000

    FOR VALUE RECEIVED, the undersigned, THE PANDA PROJECT, INC., a Florida corporation (the "Borrower"), HEREBY UNCONDITIONALLY PROMISES TO PAY TO THE ORDER OF SILICON BANDWIDTH, INC., a Delaware corporation (the "Lender") the principal sum of ONE MILLION NINE HUNDRED THIRTY FIVE THOUSAND UNITED STATES DOLLARS (U.S. $1,935,000) on February 24, 2000 (the "Maturity Date"). This Amended and Restated Secured Promissory Note replaces the Secured Promissory Note of the Borrower dated June 14, 1999.

    The Borrower further promises to pay interest on the outstanding principal amount of this Promissory Note (this "Note") from June 14, 1999 until maturity (with respect to $300,000 of the outstanding principal amount hereof), from July 15, 1999 until maturity (with respect to $325,000 of the outstanding principal amount hereof), from August 17, 1999 until maturity (with respect to $325,000 of the outstanding principal amount hereof), from October 1, 1999 (with respect to $300,000 of the outstanding principal amount hereof), from November 26, 1999 until maturity (with respect to $325,000 of the outstanding principal amount hereof), and from the dates hereof until maturity (with respect to $360,000 of the outstanding principal amount hereof) at a rate per annum equal at all times to six percent (6%) per annum. Accrued interest shall be payable on the Maturity Date. In the event that any amount of principal or interest, or any other amount payable hereunder, is not paid in full when due (whether at stated maturity, by acceleration or otherwise), the Borrower shall pay interest on such unpaid principal, interest or other amount, from the date such amount becomes due until the date such amount is paid in full, payable on demand, at a rate per annum equal at all times to ten percent (10%) per annum. All computations of interest shall be made on the basis of a year of 365 or 366 days, as the case may be, for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest is payable.

    The Note is secured by certain collateral more specifically described in the Security Agreement dated as of June 14, 1999 between Borrower and Lender (the "Security Agreement"). Capitalized terms not otherwise defined in this Note shall have the meanings ascribed to them in the Security Agreement.

    All payments hereunder shall be made in lawful money of the United States of America and in same day or immediately available funds, to the Lender, at 1001 Bayhill Drive, Suite 100, San Bruno, California 94066, or to such other office and account of the Lender as it from time to time shall designate in a written notice to the Borrower.

    Whenever any payment hereunder shall be stated to be due, or whenever any interest payment date or any other date specified hereunder would otherwise occur, on a day other than a Business Day (as defined below), then, except as otherwise provided herein, such payment shall be made, and such interest payment date or other date shall occur, on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest hereunder. As used herein, "Business Day" means a day (i) other than Saturday or Sunday, and (ii) which commercial banks are open for business in New York, New York.

    All payments shall be made hereunder unconditionally in full without deduction, setoff, counterclaim or other defense, including, without limitation, any deduction or setoff arising out of or in connections with the Letter of Intent dated as of May 14, 1999 by and between Lender and Borrower (the "Letter of Intent"), and the Asset Purchase Agreement by and between Lender and Borrower to be executed pursuant to the Letter of Intent (the "Asset Purchase Agreement"); provided, however, that no payment hereunder shall be deemed to be a waiver of any right or claim that the Borrower may have under such agreements. The Borrower represents and warrants to the Lender that, to the best of Borrower's knowledge, there is no claim, defense, counterclaim or set-off which could be asserted by or is available to the Borrower against the Lender.

    The Borrower shall pay all amounts due under this Note free and clear of, and without reduction for or on account of, any present and future taxes, levies, imposts, duties, fees, assessments, charges, deductions or withholdings and all liabilities with respect thereto (collectively,
 Taxes"). If any Taxes shall be required by law to be deducted or withheld from any payment, the Borrower shall increase the amount paid so that the Lender received when due (and is entitled to retain), after deduction or withholding for or on account of such Taxes (including deductions or withholdings applicable to additional sums payable under this paragraph), the full amount of the payment provided for in this Note.

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

    Anything herein to the contrary notwithstanding, if during any period for which interest is computed hereunder, the amount of interest computed on the basis provided for in this Note, together with all fees, charges and other payments which are treated as interest under applicable law, as provided for herein or in any other document executed in connection herewith, would exceed the amount of such interest computed on the basis of the Highest Lawful Rate, the Borrower shall not be obligated to pay, and the Lender shall not be entitled to charge, collect, receive, reserve or take, interest in excess of the Highest Lawful Rate, and during any such period the interest payable hereunder shall be computed on the basis of the maximum non-usurious rate of interest, as in effect from time to time, which may be charged, contracted for, reserved, received or collected by the Lender in connection with this Note under applicable law.

Any of the following events which shall occur shall constitute an Event of Default":

(a) The Borrower shall fail to pay when due any amount of principal or interest on this note, the Security Agreement or any other Document.

(b) Any representation or warranty by the Borrower under or in connection with this Note, shall prove to have been incorrect in any material respect when made or deemed made.

(c) The Borrower shall fail to perform or observe any other term, covenant or agreement contained in this Note, the Security Agreement or any other Document on it's part to be performed or observed and any such failure shall remain unremedied for a period of ten days from the occurrence thereof.

(d) The Borrower shall fail to make payment when due on any other indebtedness for money borrowed with an aggregate principal amount outstanding of $10,000.00 or more, or otherwise fails to perform any covenant in or otherwise breaches the terms of any instrument relating to such indebtedness which failure or breach permits the holder of such indebtedness to accelerate the maturity of such indebtedness.

(e) Any levy upon, seizure or attachment of the Collateral or any part thereof, or any material impairment in the value of the Collateral or the priority of the Lenders lien thereof.

(f) The Borrower or any other Person shall challenged the validity of this Note, or the Security Agreement, or the grant of the security interest thereunder.

(g) The Borrower shall (i) liquidate, wind-up or dissolve (or suffer any liquidation, wind-up or dissolution), (ii) suspend it's operations other than in the ordinary course of business, or (iii) take any corporate action to authorize any of the actions or events set forth above in this paragraph
(g).

(h) A final judgment or order for payment of money in excess of $10,000.00 (excluding the settlement of the lawsuit between Borrower and Promethean LLC for up to $35,000.00) which is not fully covered by third-party insurance shall be rendered against the Borrower; or any non-monetary judgment or order shall be rendered against the Borrower which has or would reasonably be expected to have a material adverse effect upon the operations, properties, business, or condition (financial or otherwise) of the Borrower; and in each case there shall be any period of 20 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect.

(i) The Borrower shall merge with or consolidate into or acquire all or a substantial part of the assets of another Person or sell, lease, transfer or otherwise dispose of all or a substantial part of it's assets.

(j) The Borrower shall form any subsidiaries, alter it's capital structure, declare or pay any dividends or purchase, redeem or retire or otherwise acquire for value any of it's capital stock not or hereafter outstanding, return capital to it's shareholders; provided, however, that the Borrower may, pursuant to the terms and conditions of it's existing stock option and stock purchase agreements between the Borrower and it's employees and consultants, issue stock options and repurchase unvested shares of common stock of the Borrower.

    If any Event of Default shall occur, the Lender may (i) by notice to the Borrower, declare the entire unpaid principal amount of this Note, all interest accrued and unpaid hereon and all other amounts payable hereunder to be forthwith due and payable, whereupon all unpaid principal under this Note, all such accrued interest and all such other amounts shall become due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower, and (ii) whether or not the actions referred to in clause (i) have been taken, exercise any or all of the Lender's rights and remedies under the Security Agreement and proceed to enforce all other rights and remedies available to the Lender under applicable law.

    No amendment or waiver of any provision of this Note, nor any consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Lender and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

    All notices and other communications provided for hereunder shall, unless stated herein, be in writing (including by facsimile) and mailed, sent or delivered to the respective parties hereto at or to the following addresses or facsimile numbers (or at or to such other addresses or facsimile numbers as shall be designated by any party in a written notice to the other parties hereto):

If to the Lender:        Silicon Bandwidth, Inc.
                         1001 Bayhill Drive, Suite 100
                         San Bruno, CA 94066

                       Attn:  Chief Executive Officer
                       Facsimile:  (650) 869-6078

If to the Borrower:    The Panda Project, Inc.
                       951 Broken Sound Parkway
                       Boca Raton, FL 33487

                       Attn:  Chief Executive Officer
                       Facsimile:  (561) 994-0191

    All such notices and communications shall be effective (i) if delivered by hand, upon delivery; (ii) if sent by mail, upon the earlier of the date of receipt of five Business Days after deposit in the mail, first class (or air mail, with respect to communications to be sent to or from the United States), postage prepaid; and (iii) if sent by facsimile, when sent.

    No failure on the part of the Lender to exercise, and no delay in exercise, any right, remedy, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, remedy, power or privilege preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights and remedies under this Note are cumulative and not exclusive of any rights, remedies, powers and privileges that may otherwise be available to the Lender.

    Whenever possible, each provision of this Note shall be interpreted in such a manner as to be effective and valid under all applicable laws and regulations. If, however, any provision of this Note shall be prohibited by or invalid under any such law or regulation in any jurisdiction, it shall, as to such jurisdiction, be deemed modified to conform to the minimum requirements of such law or regulation, or, if for any reason it is not deemed so modified, it shall be ineffective and invalid only to the extent of such prohibition or invalidity without affecting the remaining provisions of this Note, or the validity or effectiveness of such provision in any other jurisdiction.

    The Borrower agrees to pay on demand all costs and expenses of the Lender, and the fees and disbursements of counsel (including the allocated costs of internal counsel), in connection with (i) any amendments, modifications or waivers of the terms hereof, (ii) any Event of Default,
(iii) the enforcement or attempted enforcement of, and preservation of any rights under, this Note, and (iv) any out-of-court workout or other refinancing or restructuring or in any bankruptcy case, including, without limitation, any and all losses, costs and expenses sustained by the Lender as a result of any failure by the Borrower to perform or observe it's obligations contained herein. In addition, the Borrower, agrees to indemnify the Lender against and hold it harmless from any and all present and future stamp, transfer, documentary and other such taxes, levies, fees, assessments and other charges made by any jurisdiction by reason of the execution, delivery, performance and enforcement of this Note.

    This Note shall be binding upon, inure to the benefit of and be enforceable by the Borrower, the Lender and their respective successors and assigns.

    The Borrower shall not have the right to assign it's rights and obligations hereunder or any interest herein without the prior written consent of the Lender. The Lender may sell, assign, transfer or grant participation in all or any portion of the Lender's rights and obligations hereunder. In the event of any such assignment the assignee shall be deemed the "Lender" for all purpose of this Note and any other documents and instruments relating hereto with respect to the rights and obligations assigned to it. The Borrower agrees that in connection with any such grant or assignment, the Lender may deliver to the prospective participate or assignee financial statements and other relevant information relating to the Borrower and it's subsidiaries.

    THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF DELAWARE.

    THE BORROWER AND LENDER HEREBY AGREE TO WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS NOTE, THE SECURITY AGREEMENT OR ANY OTHER DOCUMENT AND THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTIES THERETO. THE BORROWER AND LENDER HEREBY AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT IN ANY WAY LIMITING THE FOREGOING, THE BORROWER AND LENDER FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS PARAGRAPH AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS NOTE, THE SECURITY AGREEMENT OR ANY OTHER DOCUMENT OR PROVISION THEREOF.

    IN WITNESS THEREOF, the Borrower has duly executed this Note, as of the date first above written.

                        THE PANDA PROJECT, INC.



                        By: ____________________________________
                        Title: __________________________________


                                                        Exhibit 4.15

                            PROMISSORY NOTE

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY OTHER APPLICABLE SECURITIES LAWS. IT MAY NOT BE SOLD OR OTHERWISE TRANSFERRED UNDER CIRCUMSTANCES THAT WOULD RESULT IN A VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933 OR SUCH OTHER LAWS.

             AMENDED AND RESTATED SECURED PROMISSORY NOTE
                       Fremont, California
U.S. $2,295,000.00                                   February 8, 2000

     FOR VALUE RECEIVED, the undersigned, THE PANDA PROJECT, INC., a Florida corporation (the "Borrower"), HEREBY UNCONDITIONALLY PROMISES TO PAY TO THE ORDER OF SILICON BANDWIDTH, INC., a Delaware corporation (the "Lender") the principal sum of TWO MILLION TWO HUNDRED NINETY FIVE THOUSAND UNITED STATES DOLLARS (U.S. $2,295,000) on February 24, 2000 (the "Maturity Date"). This Amended and Restated Secured Promissory Note replaces the Secured Promissory Note of the Borrower dated June 14, 1999.

    The Borrower further promises to pay interest on the outstanding principal amount of this Promissory Note (this "Note") from June 14, 1999 until maturity (with respect to $300,000 of the outstanding principal amount hereof), from July 15, 1999 until maturity (with respect to $325,000 of the outstanding principal amount hereof), from August 17, 1999 until maturity (with respect to $325,000 of the outstanding principal amount hereof), from October 1, 1999 (with respect to $300,000 of the outstanding principal amount hereof), from November 26, 1999 until maturity (with respect to $325,000 of the outstanding principal amount hereof), from January 10, 2000 until maturity (with respect to $360,000 of the outstanding principal amount hereof), and from the dates hereof until maturity (with respect to $360,000 of the outstanding principal amount hereof) at a rate per annum equal at all times to six percent (6%) per annum. Accrued interest shall be payable on the Maturity Date. In the event that any amount of principal or interest, or any other amount payable hereunder, is not paid in full when due (whether at stated maturity, by acceleration or otherwise), the Borrower shall pay interest on such unpaid principal, interest or other amount, from the date such amount becomes due until the date such amount is paid in full, payable on demand, at a rate per annum equal at all times to ten percent (10%) per annum. All computations of interest shall be made on the basis of a year of 365 or 366 days, as the case may be, for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest is payable.

    The Note is secured by certain collateral more specifically described in the Security Agreement dated as of June 14, 1999 between Borrower and Lender (the "Security Agreement"). Capitalized terms not otherwise defined in this Note shall have the meanings ascribed to them in the Security Agreement.

    All payments hereunder shall be made in lawful money of the United States of America and in same day or immediately available funds, to the Lender, at 1001 Bayhill Drive, Suite 100, San Bruno, California 94066, or to such other office and account of the Lender as it from time to time shall designate in a written notice to the Borrower.

    Whenever any payment hereunder shall be stated to be due, or whenever any interest payment date or any other date specified hereunder would otherwise occur, on a day other than a Business Day (as defined below), then, except as otherwise provided herein, such payment shall be made, and such interest payment date or other date shall occur, on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest hereunder. As used herein, Business Day" means a day (i) other than Saturday or Sunday, and (ii) which commercial banks are open for business in New York, New York.

    All payments shall be made hereunder unconditionally in full without deduction, setoff, counterclaim or other defense, including, without limitation, any deduction or setoff arising out of or in connections with the Letter of Intent dated as of May 14, 1999 by and between Lender and Borrower (the "Letter of Intent"), and the Asset Purchase Agreement by and between Lender and Borrower to be executed pursuant to the Letter of Intent (the "Asset Purchase Agreement"); provided, however, that no payment hereunder shall be deemed to be a waiver of any right or claim that the Borrower may have under such agreements. The Borrower represents and warrants to the Lender that, to the best of Borrower's knowledge, there is no claim, defense, counterclaim or set-off which could be asserted by or is available to the Borrower against the Lender.

    The Borrower shall pay all amounts due under this Note free and clear of, and without reduction for or on account of, any present and future taxes, levies, imposts, duties, fees, assessments, charges, deductions or withholdings and all liabilities with respect thereto (collectively, "Taxes"). If any Taxes shall be required by law to be deducted or withheld from any payment, the Borrower shall increase the amount paid so that the Lender received when due (and is entitled to retain), after deduction or withholding for or on account of such Taxes (including deductions or withholdings applicable to additional sums payable under this paragraph), the full amount of the payment provided for in this Note.

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

    Anything herein to the contrary notwithstanding, if during any period for which interest is computed hereunder, the amount of interest computed on the basis provided for in this Note, together with all fees, charges and other payments which are treated as interest under applicable law, as provided for herein or in any other document executed in connection herewith, would exceed the amount of such interest computed on the basis of the Highest Lawful Rate, the Borrower shall not be obligated to pay, and the Lender shall not be entitled to charge, collect, receive, reserve or take, interest in excess of the Highest Lawful Rate, and during any such period the interest payable hereunder shall be computed on the basis of the maximum non-usurious rate of interest, as in effect from time to time, which may be charged, contracted for, reserved, received or collected by the Lender in connection with this Note under applicable law.

Any of the following events which shall occur shall constitute an Event of Default":

(a) The Borrower shall fail to pay when due any amount of principal or interest on this note, the Security Agreement or any other Document.

(b) Any representation or warranty by the Borrower under or in connection with this Note, shall prove to have been incorrect in any material respect when made or deemed made.

(c) The Borrower shall fail to perform or observe any other term, covenant or agreement contained in this Note, the Security Agreement or any other Document on it's part to be performed or observed and any such failure shall remain unremedied for a period of ten days from the occurrence thereof.

(d) The Borrower shall fail to make payment when due on any other indebtedness for money borrowed with an aggregate principal amount outstanding of $10,000.00 or more, or otherwise fails to perform any covenant in or otherwise breaches the terms of any instrument relating to such indebtedness which failure or breach permits the holder of such indebtedness to accelerate the maturity of such indebtedness.

(e) Any levy upon, seizure or attachment of the Collateral or any part thereof, or any material impairment in the value of the Collateral or the priority of the Lenders lien thereof.

(f) The Borrower or any other Person shall challenged the validity of this Note, or the Security Agreement, or the grant of the security interest thereunder.

(g) The Borrower shall (i) liquidate, wind-up or dissolve (or suffer any liquidation, wind-up or dissolution), (ii) suspend it's operations other than in the ordinary course of business, or (iii) take any corporate action to authorize any of the actions or events set forth above in this paragraph
(g).

(h) A final judgment or order for payment of money in excess of $10,000.00 (excluding the settlement of the lawsuit between Borrower and Promethean LLC for up to $35,000.00) which is not fully covered by third-party insurance shall be rendered against the Borrower; or any non-monetary judgment or order shall be rendered against the Borrower which has or would reasonably be expected to have a material adverse effect upon the operations, properties, business, or condition (financial or otherwise) of the Borrower; and in each case there shall be any period of 20 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect.

(i) The Borrower shall merge with or consolidate into or acquire all or a substantial part of the assets of another Person or sell, lease, transfer or otherwise dispose of all or a substantial part of it's assets.

(j) The Borrower shall form any subsidiaries, alter it's capital structure, declare or pay any dividends or purchase, redeem or retire or otherwise acquire for value any of it's capital stock not or hereafter outstanding, return capital to it's shareholders; provided, however, that the Borrower may, pursuant to the terms and conditions of it's existing stock option and stock purchase agreements between the Borrower and it's employees and consultants, issue stock options and repurchase unvested shares of common stock of the Borrower.

     If any Event of Default shall occur, the Lender may (i) by notice to the Borrower, declare the entire unpaid principal amount of this Note, all interest accrued and unpaid hereon and all other amounts payable hereunder to be forthwith due and payable, whereupon all unpaid principal under this Note, all such accrued interest and all such other amounts shall become due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower, and (ii) whether or not the actions referred to in clause (i) have been taken, exercise any or all of the Lender's rights and remedies under the Security Agreement and proceed to enforce all other rights and remedies available to the Lender under applicable law.

    No amendment or waiver of any provision of this Note, nor any consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Lender and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

    All notices and other communications provided for hereunder shall, unless stated herein, be in writing (including by facsimile) and mailed, sent or delivered to the respective parties hereto at or to the following addresses or facsimile numbers (or at or to such other addresses or facsimile numbers as shall be designated by any party in a written notice to the other parties hereto):

If to the Lender:      Silicon Bandwidth, Inc.
                       1001 Bayhill Drive, Suite 100
                       San Bruno, CA 94066

                       Attn:  Chief Executive Officer
                       Facsimile:  (650) 869-6078

If to the Borrower:    The Panda Project, Inc.
                       951 Broken Sound Parkway
                       Boca Raton, FL 33487

                       Attn:  Chief Executive Officer
                       Facsimile:  (561) 994-0191

    All such notices and communications shall be effective (i) if delivered by hand, upon delivery; (ii) if sent by mail, upon the earlier of the date of receipt of five Business Days after deposit in the mail, first class (or air mail, with respect to communications to be sent to or from the United States), postage prepaid; and (iii) if sent by facsimile, when sent.

    No failure on the part of the Lender to exercise, and no delay in exercise, any right, remedy, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, remedy, power or privilege preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights and remedies under this Note are cumulative and not exclusive of any rights, remedies, powers and privileges that may otherwise be available to the Lender.

    Whenever possible, each provision of this Note shall be interpreted in such a manner as to be effective and valid under all applicable laws and regulations. If, however, any provision of this Note shall be prohibited by or invalid under any such law or regulation in any jurisdiction, it shall, as to such jurisdiction, be deemed modified to conform to the minimum requirements of such law or regulation, or, if for any reason it is not deemed so modified, it shall be ineffective and invalid only to the extent of such prohibition or invalidity without affecting the remaining provisions of this Note, or the validity or effectiveness of such provision in any other jurisdiction.

    The Borrower agrees to pay on demand all costs and expenses of the Lender, and the fees and disbursements of counsel (including the allocated costs of internal counsel), in connection with (i) any amendments, modifications or waivers of the terms hereof, (ii) any Event of Default,
(iii) the enforcement or attempted enforcement of, and preservation of any rights under, this Note, and (iv) any out-of-court workout or other refinancing or restructuring or in any bankruptcy case, including, without limitation, any and all losses, costs and expenses sustained by the Lender as a result of any failure by the Borrower to perform or observe it's obligations contained herein. In addition, the Borrower, agrees to indemnify the Lender against and hold it harmless from any and all present and future stamp, transfer, documentary and other such taxes, levies, fees, assessments and other charges made by any jurisdiction by reason of the execution, delivery, performance and enforcement of this Note.

    This Note shall be binding upon, inure to the benefit of and be enforceable by the Borrower, the Lender and their respective successors and assigns.

    The Borrower shall not have the right to assign it's rights and obligations hereunder or any interest herein without the prior written consent of the Lender. The Lender may sell, assign, transfer or grant participation in all or any portion of the Lender's rights and obligations hereunder. In the event of any such assignment the assignee shall be deemed the "Lender" for all purpose of this Note and any other documents and instruments relating hereto with respect to the rights and obligations assigned to it. The Borrower agrees that in connection with any such grant or assignment, the Lender may deliver to the prospective participate or assignee financial statements and other relevant information relating to the Borrower and it's subsidiaries.

    THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF DELAWARE.

    THE BORROWER AND LENDER HEREBY AGREE TO WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS NOTE, THE SECURITY AGREEMENT OR ANY OTHER DOCUMENT AND THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTIES THERETO. THE BORROWER AND LENDER HEREBY AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT IN ANY WAY LIMITING THE FOREGOING, THE BORROWER AND LENDER FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS PARAGRAPH AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCABILITY OF THIS NOTE, THE SECURITY AGREEMENT OR ANY OTHER DOCUMENT OR PROVISION THEREOF.

    IN WITNESS THEREOF, the Borrower has duly executed this Note, as of the date first above written.

                        THE PANDA PROJECT, INC.



                        By: ____________________________________
                        Title: __________________________________

                                                     Exhibit 10.28
                            STOCKHOLDERS
                              AGREEMENT
                     dated as of February 18, 2000
                            By and Among
                      THE PANDA PROJECT, INC.,
                      SILICON BANDWIDTH, INC.,
               VANTAGEPOINT VENTURE PARTNERS 1996, L.P.,
                      ARCHIMEDES CAPITAL LLC
                                and
                     THE MANAGEMENT STOCKHOLDERS

                           TABLE OF CONTENTS
                                                               Page
ARTICLE I DEFINITIONS                                           1
   SECTION 1.01      Certain Defined Terms                      1

ARTICLE II SECURITIES LAW                                       4
   SECTION 2.01      Securities Law Matters Affecting Transfer  4

ARTICLE III LEGENDS, ETC.                                       5
   SECTION 3.01      Endorsement of Certificates                5
   SECTION 3.02      Improper Transfer                          7

ARTICLE IV RESTRICTIONS ON TRANSFER,
 FIRST REFUSAL OPTION, DRAG-ALONG RIGHT, REGISTRATION RIGHTS    7
   SECTION 4.01      Restrictions on Transfer                   7
   SECTION 4.02      Right of First Refusal;
                      Acceptable Third Parties                  7
   SECTION 4.03      Drag-Along Right                           9
   SECTION 4.04      Registration Rights                        9

ARTICLE V MISCELLANEOUS                                        16
   SECTION 5.01      Stop Order                                16
   SECTION 5.02      Communications                            16
   SECTION 5.03      Headings                                  16
   SECTION 5.04      Severability                              16
   SECTION 5.05      Entire Agreement                          17
   SECTION 5.06      Counterparts                              17
   SECTION 5.07      Successors and Assigns                    17
   SECTION 5.08      Amendment and Modification;
                      Waiver of Compliance; Termination        17
   SECTION 5.09      Recapitalizations, Exchanges Etc.,
                      Affecting Common Stock                   18
   SECTION 5.10      Further Assurances                        18
   SECTION 5.11      Governing Law                             18

SCHEDULE 1     -     List of Management Stockholders
EXHIBIT A      -     Certificate of Incorporation
EXHIBIT B      -     Assumption Agreement


                          STOCKHOLDERS AGREEMENT

STOCKHOLDERS AGREEMENT, dated as of February 18, 20000 (this "Agreement"), by and among The Panda Project, Inc., a Florida corporation ("Panda"), Silicon Bandwidth, Inc. a Delaware corporation ("SBI" or the "Company"), VantagePoint Venture Partners 1996, L.P., a Delaware limited partnership, (the "Fund"), Archimedes Capital LLC ("Archimedes"), and certain management stockholders as set forth on Schedule 1 hereto (the "Management Stockholders").

PRELIMINARY STATEMENTS:

WHEREAS, Panda and SBI have entered into an Asset Purchase Agreement, dated as of July 19, 1999, pursuant to which SBI will acquire certain assets of Panda;

WHEREAS, Fund and Archimedes, on and after the Closing Time, will initially own 7,251,415 shares of Series A Preferred Stock of the Company;

WHEREAS, the Management Stockholders on and after the Closing Time, will initially collectively own shares or options to purchase an aggregate of 2,000,000 shares of Common Stock of the Company in such individual amounts as are specified on Schedule 1 hereto; and

WHEREAS, Panda, Fund, Archimedes and the Management Stockholders desire to regulate certain matters regarding their relationship as stockholders of the Company as set forth in this Agreement.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

ARTICLE I

DEFINITIONS

Certain Defined Terms.

As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to the singular and plural forms of the terms defined):

"Acceptable Third Party" means a Third Party reasonably acceptable to the Board of Directors that does not own, manage, operate, control or participate in the ownership, management, operation or control of any entity engaged in the semiconductor industry (the "Business") or other line of business in which the Company engages; provided, however, that the Board may deem (but shall not be required to deem) a Third Party that holds or is otherwise interested in any shares or other securities of any entity engaged in the Business or any other line of business in which the Company engages as an Acceptable Third Party, so long as the interest of such Third Party does not entitle such Third Party and its agents and affiliates to more than five percent (5%) of the voting power in such entity.

"Affiliate" means, with respect to any Person, any other Person directly or indirectly controlling, controlled by or under common control with such Person, whether through the ownership of voting securities, by contract or otherwise.

"Board of Directors" or "Board" means the Company's board of directors.

"Certificate of Incorporation" means the Certificate of Incorporation of the Company as in effect on and immediately after the Closing Time and as thereafter amended, modified, restated and supplemented from time to time.
A copy of such Certificate of Incorporation in the form to be in effect on and immediately after the Closing Time is attached hereto as Exhibit A.

"Closing Time" means the closing time for the purchase of the assets of Panda by SBI under the Asset Purchase Agreement referred to in the Preliminary Statements hereto.

"Commission" means the United States Securities and Exchange Commission.

"Common Stock" means the Company's Common Stock.

"Company" has the meaning set forth in the Preliminary Statements hereto.

"Company Portion Notice" has the meaning set forth in Section 4.02 hereof.

"Company Purchase Notice" has the meaning set forth in Section 4.02 hereof.

"Conversion Stock" means the Common Stock issued or issuable pursuant to conversion of the Series A Preferred Stock.

"Demand Request" has the meaning set forth in Section 4.04 hereof.

"Disposition," "Dispose" (and derivative forms thereof) means any sale, assignment, transfer, pledge (unless, with respect to a proposed pledge, the Board has determined not to consider such proposed pledge as a "Disposition"), encumbrance or other disposition of Company securities.

"Drag-Along Right" has the meaning specified it Section 4.03 hereof.

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Fair Value" means the fair market value per share of the Common Stock or New Securities as determined in good faith by a majority of the Board of Directors, or a duly appointed committee thereof and approved by the Board, or, if the Board or such committee, as the case may be, fails to make or approve such determination within 30 days after the event giving rise to the necessity of determining Fair Value, by a financial advisor of recognized national standing selected by a majority of the Board. The fees and expenses of such financial advisor shall be borne by the Company. The determination of Fair Value shall be based on a review of the most recent audited financial statements of the Company and any other information that the Board or such financial advisor, as the case may be, considers relevant to such determination, and shall, in any case, take into account the restricted nature of the Common Stock, or New Securities, if relevant under applicable securities laws (if then so restricted), and any other restrictions or rights of Stockholders hereunder, but shall not, in any case, take into account any restrictions hereunder applicable only to Common Stock (or options to purchase Common Stock) held by the Management Stockholders. The Company shall furnish such financial advisor with any information such advisor deems reasonably necessary in making such determination.

"First Refusal Option" has the meaning set forth in Section 4.02 hereof.

"Fund" has the meaning set forth in the Preliminary Statements hereto.

"Fund Investor" means any Person owning capital in Fund.

"Investor Stockholder" means the Fund and Archimedes and their respective heirs, successors and assigns.

"Management Stockholders" mean the Persons set forth on Schedule 1 hereto.

"Non-Investor Stockholder" means Panda and each Management Stockholder and each Person that in the future becomes bound by the terms hereof as a Management Stockholder and their respective heirs, successors and assigns.

"Offer Price" has the meaning set forth in Section 4.02 hereof.

"Offered Shares" has the meaning set forth in Section 4.02 hereof.

"Participating Stockholder" has the meaning set forth in Section 4.04 hereof.

"Person" means an individual or a corporation, partnership, trust, incorporated or unincorporated association, joint venture, joint stock company or any other entity or organization, including a government or political subdivision or any agency or instrumentality thereof.

"Piggyback Registration Right" has the meaning set forth in Section 4.04 hereto.

"Pro Rata Notice" has the meaning set forth in Section 4.02 hereof.

"Public Offering" means a firm commitment underwritten public offering pursuant to an effective registration statement under the 1933 Act, as amended, covering the offer and sale of Common Stock to the public involving an aggregate offering price to the public of not less than $7.00 at a per share offering price of $35,000,000 or more (as adjusted for any recapitalizations, stock combinations, stock dividends, stock splits and the like).

"Related Transferee" means (i) with respect to any Stockholder that is not an individual, any wholly owned Affiliate of such Stockholder, (ii) with respect to a Stockholder that is an individual, the parents, spouse or children of such individual Stockholder (or trust or trusts for their sole benefit of which trust or trusts such individual Stockholder and or his or her parents, spouse or children shall be the sole trustee or trustees or co-trustee or co-trustees with an attorney, trust company or other fiduciary), (iii) with respect to such individual Stockholder, a corporation all the shares of which are owned by such individual Stockholder and/or his or her parents, spouse or children (iv) with respect to an individual Stockholder, a Person to whom Common Stock has been transferred by operation of law, by will or by the laws of descent and (v) with respect to Fund only, the Fund Investors.

"Restricted Period" means the period of time from the Closing Time through the fifth anniversary of the Closing Time.

"Securities" means the Common Stock and the Series A Preferred Stock.

"Selling Group" has the meaning set forth in Section 4.03 hereof.

"Seller" has the meaning specified in Section 4.02 hereof.

"Seller's Notice" has the meaning set forth in Section 4.02 hereof.

"Series A Preferred Stock" means the Company's Series A Preferred Stock previously purchased by Fund and Archimedes.

"Stockholder" means Panda, each Management Stockholder, Fund, Archimedes and each Person that in the future becomes bound by the terms hereof as a Stockholder and their respective heirs, successors and assigns.

"Third Party" means a Person other than the Company, a Stockholder or a Stockholder's Related Transferees.

"1933 Act" means the Securities Act of 1933, as amended.

ARTICLE II

SECURITIES LAW
Securities Law Matters Affecting Transfer. Each Stockholder has been advised and understands that the Securities purchased by it have not been registered under the 1933 Act. Such Stockholder agrees for the benefit of the Company that, in addition to other restrictions on the transfer of the Securities set forth herein, the Securities may not be resold, pledged or otherwise transferred except (1) to the Company (upon exchange or redemption thereof or otherwise), (2) if the Company has become subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and the Securities are eligible for resale pursuant to Rule 144A under the 1933 Act ("Rule 144A"), to a person whom the seller reasonably believes is a qualified institutional buyer within the meaning of Rule 144A, purchasing for its own account or for the account of a qualified institutional buyer to whom notice is given that the resale, pledge or other transfer is being made in reliance on Rule 144A, (3) in an offshore transaction in accordance with Rule 904 of Regulation S under the 1933 Act, but only in the case of a transfer that is effected by the delivery to the transferee of definitive securities registered in its name (or in its nominee's name) on the books maintained by the Company, (4) pursuant to an exemption from registration in accordance with Rule 144 under the 1933 Act (if available and upon delivery of an opinion of counsel satisfactory in form and substance to the Company, if requested by the Company), (5) pursuant to an effective registration statement under the 1933 Act, or (6) pursuant to any other exemption from registration under the 1933 Act, provided an opinion of counsel is furnished to the company, reasonably satisfactory in form and substance to the Company, stating that an exemption from the registration requirements of the 1933 Act is available, and in each of (1)-(6) the transfer is in accordance with any applicable securities laws of any state of the United States. Each Stockholder acknowledges that the Company is not currently subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and that the transfer exemptions listed above in subsections (2) and (4) are therefore unavailable and will not become available until the Company becomes subject to such reporting requirements.

ARTICLE III

LEGENDS, ETC.

Endorsement of Certificates.

(a) Legend. Upon the execution of this Agreement, in addition to any other legend which the Company may deem advisable under the 1933 Act and certain United States state laws, the certificates representing all Securities owned by a Stockholder shall be endorsed substantially as follows:

THIS CERTIFICATE IS SUBJECT TO, AND IS TRANSFERABLE ONLY UPON COMPLIANCE WITH, THE PROVISIONS OF A STOCKHOLDERS AGREEMENT DATED AS OF FEBRUARY 18, 2000, BY AND AMONG SILICON BANDWIDTH, INC. AND CERTAIN OF ITS STOCKHOLDERS. A COPY OF THE ABOVE REFERENCED STOCKHOLDERS AGREEMENT IS ON FILE AT THE OFFICES OF SILICON BANDWIDTH, INC.

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR THE SECURITIES LAWS OF ANY STATE. THE HOLDER HEREOF, BY PURCHASING THESE SECURITIES, AGREES FOR THE BENEFIT OF SILICON BANDWIDTH, INC. ("THE COMPANY") THAT THESE SECURITIES MAY BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED ONLY (1) TO THE COMPANY (UPON EXCHANGE OR REDEMPTION THEREOF OR OTHERWISE), (2) IF THE COMPANY HAS BECOME SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND THIS SECURITY IS ELIGIBLE FOR RESALE PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER WITHIN THE MEANING OF RULE 144A, PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE RESALE, PLEDGE OR OTHER TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (3) IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 904 OF REGULATION S UNDER THE SECURITIES ACT, BUT ONLY IN THE CASE OF A TRANSFER THAT IS EFFECTED BY THE DELIVERY TO THE TRANSFEREE OF DEFINITIVE SECURITIES REGISTERED IN ITS NAME (OR IN ITS NOMINEE'S NAME) ON THE BOOKS MAINTAINED BY THE COMPANY, (4) PURSUANT TO AN EXEMPTION FROM REGISTRATION IN ACCORDANCE WITH RULE 144 UNDER THE SECURITIES ACT (IF AVAILABLE AND UPON DELIVERY OF AN OPINION OF COUNSEL SATISFACTORY IN FORM AND SUBSTANCE TO THE COMPANY, IF REQUESTED BY THE COMPANY), (5) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, OR
(6) PURSUANT TO ANY OTHER EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT, PROVIDED AN OPINION OF COUNSEL IS FURNISHED TOT HE COMPANY REASONABLY SATISFACTORY IN FORM AND SUBSTANCE TO THE COMPANY, STATING THAT AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT IS AVAILABLE, AND IN EACH OF (1)-(6) THE TRANSFER IS IN ACCORDANCE WITH ANY APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES.

SILICON BANDWIDTH, INC. WILL FURNISH WITHOUT CHARGE TO THE HOLDER HEREOF, UPON REQUEST, THE POWERS, DESIGNATIONS, PREFERENCES AND RELATIVE
PARTICIPATING, OPTIONAL OR OTHER SPECIAL RIGHTS OF THE CLASS OF CAPITAL STOCK REPRESENTED HEREBY, AND THE QUALIFICATIONS, LIMITATIONS OR
RESTRICTIONS OF SUCH PREFERENCES AND/OR RIGHTS.

(b) Legend on After-Acquired Shares. All certificates representing Securities hereafter issued to or acquired by any of the Stockholders or their successors hereto shall bear the legends set forth above. The obligations of each party hereto shall be binding upon each transferee to whom shares of Common Stock are transferred by any party hereto. Prior to consummation of any transfer, such party shall cause the transferee to execute an agreement substantially in the form attached hereto as Exhibit B, providing that such transferee shall fully comply with the terms of this Agreement.

Improper Transfer. Any attempt to Dispose of any Securities not in accordance with this Agreement shall be null and void and neither the issuer of such Securities nor any transfer agent of such securities shall give any effect to such attempted transfer or encumbrance in its stock records.

ARTICLE IV

RESTRICTIONS ON TRANSFER, FIRST REFUSAL OPTION,
DRAG-ALONG RIGHT, REGISTRATION RIGHTS
Restrictions on Transfer

(a) General. In addition to the restrictions on transfer of Common Stock set forth in Article III above and such restrictions contained in the Company's Certificate of Incorporation, no Non- Investor Stockholder shall Dispose of any shares of Common Stock during the Restricted Period unless such Dispositions are (i) to Related Transferees, (ii) made in compliance with the procedures, and subject to the limitations, set forth in Section 4.03, or (iii) made in compliance with the procedures, and subject to the limitations, set forth in Section 4.04(a).

Right of First Refusal; Acceptable Third Parties.

(a) Notice of Intended Dispositions. Except for Dispositions to Related Transferees and Dispositions contemplated by Sections 4.03 and 4.04 hereof, if at any time any Non- Investor Stockholder (the "Seller") desires to Dispose of any Securities owned by it, then such Seller shall deliver written notice of its intention to Dispose (a "Seller's Notice") to the Company and each other Stockholder, setting forth such Seller's desire to make such Disposition (which shall be for cash), the prospective transferee, the number of Securities proposed to be Disposed of (the "Offered Shares"), the price ("Offer Price") at which such Seller proposes to Dispose of the Offered Shares, and the other material terms of such Disposition.

(b) First Refusal Right. Upon the receipt of the Seller's Notice, the Company shall then have the right to purchase at the Offer Price all, or any portion of, the Offered Shares, and, if the Company has not elected to purchase any, or has purchased less than all of, the Offered Shires, each other Stockholder shall then have the right to purchase at the Offer Price a pro rata share of all, or any portion of the Offered Shares not theretofore subscribed for by the Company, based on the number of shares of Series A Preferred Stock (on an as-converted to Common Stock basis) and/or Common Stock owned by such Stockholders; provided, however, that in the event any such other Stockholder does not purchase any or all of its pro rata portion of the remaining Offered Shares, then the remaining Stockholders shall have the right to purchase an amount of such unpurchased Offered Shares based on the relative proportions of ownership of Conversion Stock and/or Common Stock of the Stockholders who elect to purchase such unpurchased Offered Shares. If the other Stockholders do not subscribe for all of the Offered Shares, then the Company may subscribe for the balance. The option to purchase in favor of the Company and the Stockholders granted in this
Section 4.03(b) is referred to herein as the "First Refusal Option."

(c) Exercise of First Refusal Option. The Company's First Refusal Option shall be exercisable by the delivery of notice to the Seller (the "Company Purchase Notice") within 45 calendar days from the date of the Company"s receipt of the Seller's Notice. If the Company does not deliver a Company Purchase Notice or if the Company elects to purchase fewer than all of the Offered Shares, then within the 45 calendar day period after the Company's receipt of the Seller s Notice, the Company shall notify in writing each other Stockholder of the amount of Offered Shares not subscribed for by the Company (the "Company Portion Notices"). The other Stockholders' First Refusal Option shall be exercisable by the delivery of written notice to the Seller (the "Pro Rata Notice"), with a copy to the Company, within 45 calendar days of their receipt of the Company Portion Notice. The Pro Rata Notice shall also specify whether such Stockholder elects to purchase any Offered Shares in addition to such Stockholder's pro rata portion of the Offered Shares in the event there is an aggregate undersubscription for all Offered Shares. Unsubscribed Offered Shares, if any, shall be apportioned among the Stockholders who elect to purchase such shares based on such Stockholders' relative proportions of ownership of Conversion Stock and/or Common Stock. The First Refusal Option of the Company pursuant to this subsection (c) shall terminate if unexercised 45 calendar days after receipt of the Seller's Notice and the First Refusal Option of the other Stockholders pursuant to this subsection (c) shall terminate if unexercised 45 calendar days after delivery of the Company Portion Notice.

(d) Mandatory Sale. In the event that the Company and/or the Stockholders exercise their First Refusal Options with respect to the Offered Shares, then the Seller must sell the Offered Shares to the Company and such Stockholders, as applicable, within 30 calendar days after the date of receipt of the Company Purchase Notice or 30 calendar days after the date of receipt of the last Pro Rata Notice received by the Seller, as applicable.

(e) Sale Period. If all notices required to be given pursuant to subsections (a) through (c) above have been duly given and the Company and the Stockholders shall have determined not to exercise their respective First Refusal Options, then the Seller shall have the right, for a period of 30 calendar days after expiration of the last applicable option period specified in subsection (c), to sell to any Acceptable Third Party the Offered Shares remaining unsold at the Offer price and on the other terms and provisions set forth in the Seller's Notice.

(f) Notice of Acceptable Third Party. Within 30 calendar days after the Company's receipt of a Seller's Notice, it shall notify the Seller and the other Stockholders in writing of whether the proposed transferee of the Offered Shares is an Acceptable Third Party and, if such proposed transferee is not an Acceptable Third Party, such notice shall set forth in reasonable detail the reasons for such determination. If the Company notifies the Seller that the proposed transferee is not an Acceptable Third Party, then no Disposition shall be made to such proposed transferee and the First Refusal Options shall automatically terminate with respect to the Offered Shares covered by such Seller's Notice.

(g) Closing. Upon the consummation of any purchase by the Company or other Stockholders hereunder of Offered Shares, the Seller shall deliver certificates evidencing the Offered Shares sold duly endorsed, or accompanied by written instruments of transfer, free and clear of any liens and encumbrances, against delivery of the Offer Price.

(h) Cessation of Rights. Subject to the other provisions of this Agreement, from and after the time at which the Company or other Stockholders shall have tendered immediately available funds to the Seller in payment of the Offer Price for Offered Shares pursuant to the exercise of the First Refusal Option, all rights (other than the right to receive payment of the Offer Price with respect to such Offered Shares) of Seller with respect to the shares of Common Stock for which tender has been made, including without limitation all voting and dividend rights, shall permanently cease and terminate, except only the right to receive payment for such shares of Common Stock, and such Seller shall no longer be considered the owner of such shares of Common Stock.

Drag-Along Right.

(a) Grant of Drag-Along Right. If Investor Stockholders holding at least an aggregate of 3,700,000 shares of Series A Preferred Stock (collectively the "Selling Group"), agree to sell at least an aggregate of one half of the shares of Series A Preferred Stock owned by the Selling Group to a Person that is not a wholly owned Affiliate of any member of the Selling Group in a bona fide arm's length transaction, then each Stockholder shall, upon the written request of the Selling Group, sell to such Person or such other transferee as may be designated by the Selling Group all Common Stock owned by such Stockholder contemporaneously with the sale of such Series A Preferred Stock by the Selling Group, for the same consideration and on the same terms as those provided by such Person to the Selling Group (the "Drag-Along Right");

(b) Exercise of Drag-Along Right. The Drag-Along Right shall be exercisable by written notice given by the Selling Group to each Stockholder, containing the price and other material terms of the proposed sale and the date of the closing of the proposed sale, which date shall not be less than 20 nor more than 180 calendar days after the date of such notice.

(c) Mergers, Consolidations, Etc. The Drag-Along Right shall not apply to any merger or consolidation of the Company with or into another corporation or a sale of all or substantially all of the assets of the Company followed by a dissolution, provided that all shares of Common Stock are treated the same in such transaction.

Registration Rights.

(a) Piggyback Rights. Subject to section 4.04(h), if at any time the Company determines to file a registration statement under the 1933 Act for a Public Offering of its Common Stock, the Company shall at such time promptly give each Investor Stockholder written notice of such determination setting forth the date on which the Company proposes to file such registration statement, which date shall be not fewer than 30 nor more than 45 calendar days from the date of such notice, and advising each Investor Stockholder of its right to have its Conversion Stock or Common Stock included in such registration. Upon the written request of any Investor Stockholder received by the Company no later than 30 calendar days after the date of the Company's notice, the Company shall use its best efforts to cause to be registered under the 1933 Act all of the Conversion Stock or Common Stock that such Investor Stockholder has so requested to be registered (the "Piggyback Registration Right"). If, in the opinion of the managing underwriter (or, in the case of a non-underwritten offering, in the good faith written opinion of the placement agent, or if there is none, the Board of Directors), the total amount of such securities to be so registered, including the Conversion Stock or Common Stock, will exceed the maximum amount of the Company's securities which can be marketed (i) at a price reasonably related to the then current market value of such securities or
(ii) without otherwise materially and adversely affecting the entire offering, then the Company shall be entitled to reduce, pro rata based upon the number of shares of Conversion Stock or Common Stock each Stockholder has requested to be registered, the number of shares of Conversion Stock or Common Stock to be so registered. Further, if, in the opinion of the managing underwriter (or, in the case of a non-underwritten offering, in the good faith opinion of the placement agent, or if there is none, the Board of Directors), the inclusion of any or all of the Conversion Stock or Common Stock owned by any Investor Stockholders in the offering to be registered will materially and adversely affect the entire offering, then the Company shall be entitled to completely exclude or reduce, pro rata based upon the number of shares of Conversion Stock or Common Stock each Investor Stockholder has requested to be registered, the number of shares of Conversion Stock or Common Stock owned by each such Investor Stockholder to be so registered.

(b) Demand Rights. At any time and from time to time, the Fund may make up to three written requests for registration in accordance with the provisions of the 1933 Act (each a "Demand Request") of all or part of the Conversion Stock owned by Fund or the Fund Investors. The Demand Request shall specify the aggregate number of shares of Conversion Stock owned by the Fund or the Fund Investors to be registered and shall also specify the intended method of disposition thereof.

If a Demand Request is for an underwritten offering, Fund shall select a managing underwriter or underwriters of recognized national standing to administer the Offering, who shall be reasonably satisfactory to the Company. The Company shall use its best efforts to cause to be registered under the 1933 Act all Common Stock requested to be registered in a Demand Request.

(c) Filings, Etc. Whenever required under Section 4.04(a) or (b) to use its best efforts to effect the registration of any Common Stock, the Company shall, as expeditiously as possible:

(i) prepare and file with the Commission a registration statement with respect to such Common Stock and use its best efforts to cause such registration statement to become and remain effective for the period of the distribution contemplated thereby determined as provided in Section 4.04(c)(ix);

(ii) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to comply with the provisions of the 1933 Act with respect to the disposition of all Common Stock covered by such registration statement;

(iii) furnish to any Investor Stockholders selling pursuant to such registration statement (a "Participating Stockholder") such number of copies of the registration statement and the prospectus included therein (including each preliminary prospectus and any amendments or supplements thereto in conformity with the requirements of the 1933 Act, and such other documents and information) as such Participating Stockholders may reasonably request;

(iv) use its best efforts to register or qualify the Common Stock covered by such registration statement under the securities or blue sky laws of such jurisdictions within the United States as shall be reasonably appropriate for the distribution of the Common Stock covered by the registration statement; provided, however, that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business in or to file a general consent to service of process in any jurisdiction wherein it would not, but for the requirements of this Section 4.04(c)(iv), be obligated to do so; and provided, further, that the Company shall not be required to qualify such Common Stock in any jurisdiction in which the securities regulatory authority requires that any Participating Stockholder submit any shares of its Common Stock to the terms, provisions and restrictions of any escrow, lockup or similar agreement or consent to sell Common Stock in such jurisdiction unless such Participating Stockholder agrees to do so;

(v) promptly notify each Participating Stockholder, at any time when a prospectus relating thereto is required to be delivered under the 1933 Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances under which they were made, and at the request of any such Participating Stockholder promptly prepare and furnish to such Participating Stockholder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances under which they were made;

(vi) furnish, if the method of distribution is by means of an underwriting, on the date that the shares of Common Stock are delivered to the underwriters for sale pursuant to such registration, or if such Common Stock is not being sold through underwriters, on the date that the registration statement with respect to such shares of Common Stock becomes effective: (1) a signed opinion, dated such date, of the independent legal counsel representing the Company for the purpose of such registration, addressed to the underwriters, if any, and if such Common Stock is not being sold through underwriters, then to the Participating Stockholders, as to such matters as such underwriters or such Participating Stockholders, as the case may be, may reasonably request and as would be customary in such a transaction; and (2) a letter dated such date, from the independent certified public accountants of the Company, addressed to the underwriters, if any, and if such Common Stock is not being sold through underwriters, then to the Participating Stockholders (i) stating that they are independent certified public accountants within the meaning of the 1933 Act and that, in the opinion of such accountants, the financial statements and other financial data of the Company included in the registration statement or the prospectus, or any amendment or supplement thereto, comply as to form in all material respects with the applicable accounting requirements of the 1933 Act and (ii) covering such other financial matters (including information as to the period ending not more than 5 business days prior to the date of such letter) with respect to the registration in respect of which such letter is being given as such underwriters or such participating Stockholders, as the case may be, may reasonably request and as would be customary in such a transaction;

(vii) enter into customary agreements (including, if the method of distribution is by means of an underwriting, an underwriting agreement in customary form) and take such other actions as are reasonably required in order to expedite or facilitate the disposition of the Common Stock to be so included in the registration statement;

(viii) comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, but not later than 15 months after the effective date of the registration statement, an earnings statement covering the period of at least 12 months beginning with the first full month after the effective date of such registration statement, which earnings statements shall satisfy the provisions of Section 11(a) of the 1933 Act; and

(ix) the period of distribution of Common Stock in a firm commitment underwritten public offering shall be deemed to extend until each underwriter has completed the distribution of all shares of Common Stock purchased by it, and the period of distribution of Common Stock in any other registration shall be deemed to extend until the earlier of the sale of all Common Stock covered thereby or one year after the effective date thereof.

(d) Participating Stockholder Information. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Section 4.04 that the Stockholder selling pursuant to such registration statement (the "Participating Stockholders") shall furnish to the Company such information regarding themselves, the Conversion Stock or Common Stock held by them, and the intended method of disposition of such Conversion Stock or Common Stock as the Company shall reasonably request and as shall be required in connection with the action to be taken by the Company.

(e) Expenses. All expenses incurred in connection with each registration pursuant to this Section 4.04, other than underwriters' discounts and commissions, but including without limitation all registration, filing and qualification fees, word processing, duplicating, printers' and accounting fees (including the expenses of any special audits or "cold comfort" letters), fees of the National Association of Securities Dealers, Inc., listing fees, messenger and delivery expenses, all fees and expenses of complying with state securities or blue sky laws and fees and disbursements of counsel for the Company shall be borne by the Company. The Participating Stockholders shall bear and pay the underwriting commissions and discounts applicable to the Conversion Stock or Common Stock offered for their account pursuant to this Section 4.04 and the fees and expenses of their counsel.

(f) Reasonable Terms. In connection with any underwritten offering, the Company shall not be required under this Section 4.04 to include any Conversion Stock or Common Stock owned by any Stockholder other than on the terms of the underwriting of such offering that have been reasonably agreed upon between the Company and the underwriters; provided, that, in any such underwriting the Company and all Participating Stockholders, subject to the other provisions hereof, shall be treated substantially similarly.

(g) Indemnities, Etc. In the event any shares of Conversion Stock or Common Stock are included in a registration statement pursuant to this
Section 4.04:

(i) To the extent permitted by law, the Company shall indemnify and hold harmless each Participating Stockholder, such Participating Stockholder's directors and officers, each Person who participates in the registration of such Conversion Stock or Common Stock, including underwriters (as defined in the 1933 Act), and each Person, if any, who controls such Participating Stockholder or participating Person within the meaning of the 1933 Act, against any losses, claims, damages or liabilities, joint or several, to which they may become subject under the 1933 Act or otherwise, insofar as such losses, claims, damages or liabilities (or proceedings in respect thereof) arise out of or are based on any untrue or alleged untrue statement of any material fact contained in such registration statement on the effective date thereof (including any prospectus filed under Rule 424 under the 1933 Act or any amendments or supplements thereto) or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and shall reimburse each such Participating Stockholder, such Participating Stockholder's directors and officers, such participating Person or controlling Person for any legal or other expenses reasonably incurred by them (but not in excess of expenses incurred in respect of one counsel for all of them unless there is an actual conflict of interest between any indemnified parties, in which case indemnified parties may be represented by separate counsel) in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this Section 4.04(g)(i) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld); provided, further, that the Company shall not be liable to any Participating Stockholder, such Participating Stockholder's directors and officers, participating Person or controlling Person in any such case for any such loss, claim, damage, liability or action to the extent that it arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in connection with such registration statement, preliminary prospectus, final prospectus or amendments or supplements thereto, in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by any such Participating Stockholder, such Participating Stockholder s directors and officers, participating Person or controlling Person and concerning such Person or Persons. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of any such participating Stockholder, such Participating Stockholder's directors and officers, participating Person or controlling Person, and shall survive the transfer of such securities by such Participating Stockholder.

(ii) To the extent permitted by law, each Participating Stockholder, severally and not jointly, shall indemnify and hold harmless the Company, each of its directors and officers, each Person, if any, who controls the Company within the meaning of the 1933 Act, and each agent and any underwriter for the Company (within the meaning of the 1933 Act) against any losses, claims, damages or liabilities, joint or several, to which the Company or any such director, officer, controlling Person, agent or underwriter may become subject, under the 1933 Act or otherwise, insofar as such losses, claims, damages or liabilities (or proceedings in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in such registration statement on the effective date thereof (including any prospectus filed under Rule 424 under the 1933 Act or any amendments or supplements thereto) or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in such registration statement, preliminary or final prospectus, or amendments or supplements thereto, in reliance upon and in conformity with written information furnished by or on behalf of such Participating Stockholder expressly for use in connection with such registration and concerning such Participating Stockholder; and each such Participating Stockholder shall reimburse any legal or other expenses reasonably incurred by the Company or any such director, officer, controlling Person, agent or underwriter (but not in excess of expenses incurred in respect of one counsel for all of them unless there is an actual conflict of interest between any indemnified parties, in which case indemnified parties may be represented by separate counsel) in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this
Section 4.04(g)(ii) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of such Participating Stockholder (which consent shall not be unreasonably withheld).

(iii) Promptly after receipt by an indemnified party under this Section 4.04(g) of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against any indemnifying party under this Section 4.06(g), notify the indemnifying party in writing of the commencement thereof and the indemnifying party shall have the right to participate in and assume the defense thereof with counsel selected by the indemnifying party and reasonably satisfactory to the indemnified party; provided, however, that an indemnified party shall have the right to retain its own counsel, with all fees arid expenses thereof to be paid by such indemnified party, and to be apprised of all progress in any proceeding the defense of which has been assumed by the indemnifying party. The failure to notify an indemnifying party promptly of the commencement of any such action, if and to the extent prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 4.04(g), but the omission so to notify the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 4.04(g).

(iv) To the extent any indemnification by an indemnifying party is prohibited or limited by law, the indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities in such proportion as is appropriate to reflect the relative benefits received by the indemnifying party and the indemnified party, or if such allocation is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to above but also the relative fault of the indemnifying party and indemnified party in connection with the actions which resulted in such losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The relative benefit of such indemnified party in connection with the offering shall be measured by multiplying the total net proceeds received from the offering by a fraction, the numerator being the total net proceeds received by such indemnified party and the denominator being the total net proceeds received from the offering. The relative fault of such indemnifying party and indemnified party shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of material fact or omission or alleged omission to state a material fact, has been made by, or relates to information supplied by, such indemnifying party or indemnified party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action. The amount paid or payable by a party as a result of the losses, claims, damages or liabilities referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding. The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 4.04(g)(iv) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in this
Section 4.04(g)(iv). No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

(v) The remedies provided for in this Section 4.04(g) are not exclusive and shall not limit any rights or remedies which may otherwise be available to any indemnified party at law or in equity.

(h) Private Sale. Notwithstanding any other provisions of this Section 4.04, the Company shall not be required to register the Conversion Stock or Common Stock of any Stockholder if, in the opinion of counsel to the Company reasonably satisfactory to the Stockholder (or, if the Stockholder has engaged an investment banking firm, to such investment banking firm), the sale or other disposition of such Stockholder's Conversion Stock or Common Stock, in the manner proposed by such Stockholder (or by such investment banking firm) may be effected without registering such Conversion Stock or Common Stock under the 1933 Act.

(i) Blackout. Each Stockholder shall, in connection with any registration of the Company's securities, upon the request of the Company or the underwriters managing any underwritten offering of the Company's securities, agree in writing not to effect any sale, disposition or distribution, of any Conversion Stock or Common Stock (other than that included in such registration) without the prior written consent of the Company or such underwriters, as the case may be, for such period of time (not to exceed 180 calendar days in the case of an initial public offering or 90 days in the case of any follow-on offering) from the effective date of such registration as the Company or the underwriters may specify.

ARTICLE V

MISCELLANEOUS

Stop Order.

Each Stockholder agrees that a stop order shall be placed in the stock transfer records of the Company against the transfer of Securities in contravention of this Agreement.

Communications.

All notices and other communications hereunder shall be in writing and shall be deemed given if personally delivered, telecopied (which is confirmed) or mailed by registered or certified mail (return receipt requested) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

(a) If to a Stockholder, to the address set forth in the record books of the Company.

(b)     If to the Company, to

Silicon Bandwidth, Inc.
46539 Fremont Boulevard
Fremont, CA 94538
Attention:  Chief Executive Officer
Telecopy No.:

With a copy to:

VantagePoint Venture Partners
1001 Bayhill Drive, Suite 100
San Bruno, CA 94066
Attn: Matt Ocko
Telecopy No.:  (650) 869-6078

Headings. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

Severability. If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any rule of law or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not materially affected in any manner adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner to the end that the transactions contemplated hereby are fulfilled to the greatest extent possible.

Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and undertakings, both written and oral, between the parties hereto with respect to the subject matter hereof.

Counterparts. This Agreement may be executed in two or more counterparts, each of which when executed shall be deemed to be an original, but all of which taken together shall constitute one and the same agreement.

Successors and Assigns. Except as otherwise provided herein, all of the terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of and shall be enforceable by the respective successors and permitted assigns of the parties hereto. No Stockholder may assign any of its rights hereunder to any Person other than a transferee that has complied with the applicable requirements hereof in all respects. If any transferee of any Stockholder shall acquire any shares of Common Stock, in any manner, whether by operation of law or otherwise, such shares shall be held subject to all of the terms of this Agreement, and by taking and holding such shares such Person shall be entitled to receive the benefits of and be conclusively deemed to have agreed to be bound by and to comply with all of the terms and provisions of this Agreement.

Amendment and Modification; Waiver of Compliance; Termination.

(a) Amendments. This Agreement may be amended only by a written instrument duly executed by the holders of at least 50% of the Series A Preferred Stock and Common Stock, voting together; provided, however, that any amendment to this Agreement that adversely affects the rights of Fund or Archimedes without having a corresponding adverse effect on all other Stockholders shall require the written consent of Fund.

(b) In the event of the amendment or modification of this Agreement in accordance with its terms, the Stockholders shall cause the Board of Directors of the Company to meet within 30 calendar days following such amendment or modification or as soon thereafter as is practicable for the purpose of adopting any amendment to the Certificate of Incorporation and Bylaws of the Company that may be required as a result of such amendment or modification to this Agreement, and, if required, proposing such amendments to the Stockholders entitled to vote thereon.

(c) No Waivers. Except as otherwise provided in this Agreement, any failure of any of the parties to comply with any obligation, covenant, agreement or condition herein may be waived by the party entitled to the benefits thereof only by a written instrument signed by the party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or conditions shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure.

(d)     Termination.

(i) Termination as to a Stockholder. Any Stockholder who no longer owns any Securities (otherwise than by reason of a transfer or transfers in violation of this Agreement or a transfer or transfers to Related
Transferees) shall automatically and with no further action being required by any party no longer be a party to this Agreement for any purpose.

(ii) Public Offering. This Agreement (except for Section 4.04 (Registration Rights), and Articles I and V to the extent they apply to
Section 4.04) shall terminate immediately prior to the consummation of a Public Offering or to the time the Company becomes subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act.

Recapitalizations, Exchanges, Etc. Affecting Common Stock. The provisions of this Agreement shall apply, to the full extent set forth herein with respect to Common Stock covered hereby, to any and all shares of capital stock of the Company which may be issued in respect of, in exchange for, or in substitution of, Securities covered hereby, and shall be appropriately adjusted for any stock dividends, splits, reverse splits, combinations, recapitalizations and the like occurring after the date hereof. Prior to consummating a Public Offering of Common Stock, the Company shall, if necessary, (and each Stockholder agrees to vote to) reclassify the Company's capital to accommodate such Public Offering.

Further Assurances. Each Stockholder agrees to vote its shares upon any matter arising under this Agreement submitted to a vote of the Stockholders in a manner so as to implement the terms of this Agreement and to execute all such resolutions and other documents and to do all such other acts and things as may be necessary or, in the Board's opinion, advisable to give effect fully to the terms of this Agreement.

Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Delaware.

IN WITNESS WHEREOF, the undersigned have executed this Stockholders Agreement as of this 18th day of February, 2000.


                                       SILICON BANDWIDTH, INC.

                             By: ___________________________________
                                 Name:
                                 Title:


                                       THE PANDA PROJECT, INC.

                             By: ___________________________________
                                 Name:
                                 Title:

                             VANTAGEPOINT VENTURE PARTNERS 1996, L.P.

                             By: VantagePoint Associates, L.L.C.,
                                  Its General Partner
                             By: ___________________________________
                                 Name:__________________________
                                 Title:  Managing Member
                             VANTAGEPOINT VENTURE PARTNERS, L.P.

                             By: ____________________________________
                                 Name:
                                 Title:  Managing Member

                             ARCHIMEDES CAPITAL LLC

                             By: ____________________________________
                                 Name:
                                 Title:

                             MANAGEMENT STOCKHOLDERS

                             By: ____________________________________
                                 Name:
                                 Title:

                             By:_____________________________________
                                 Name:
                                 Title:

                             By: ____________________________________
                                 Name:
                                 Title:


                             By: ____________________________________
                                 Name:

MANAGEMENT STOCKHOLDER COUNTERPART SIGNATURE PAGE

The undersigned, a holder of Common Stock of Silicon Bandwidth, Inc., hereby executes this counterpart signature page to the foregoing Stockholders Agreement, dated as of _____________, 1999, by and among Silicon Bandwidth, Inc., The Panda Project, Inc., VantagePoint Venture Partners, L.P., VantagePoint Associates, L.L.C., Archimedes Capital LLC and the Management Stockholders, as of the date set forth below, and agrees to be bound by all of the terms and conditions of the Stockholders Agreement as a Management Stockholder.

Date:
____________________________________ ________________________________
Name:

                                    _________________________________
                                    Name of Spouse if Joint Tenants:

                                    Address:


              STOCKHOLDER COUNTERPART SIGNATURE PAGE

     The undersigned, a holder of Series A Preferred Stock or Common Stock of Silicon Bandwidth, Inc., hereby executes this counterpart signature page to the foregoing Stockholders Agreement, dated as of ______________, 1999, by and among Silicon Bandwidth, Inc., The Panda Project, Inc., VantagePoint Venture Partners, L.P., VantagePoint Associates, L.L.C., Archimedes Capital LLC and the Management Stockholders, as of the date set forth below, and agrees to be bound by all of the terms and conditions of the Stockholders Agreement as a Stockholder.

Date:
____________________________________ ________________________________
Name:

                                    _________________________________
                                    Name of Spouse if Joint Tenants:

                                    Address:

SCHEDULE 1

Management Stockholder

Number of shares granted subject
to options
EXHIBIT A

CERTIFICATE OF INCORPORATION




EXHIBIT B

ASSUMPTION AGREEMENT

ASSUMPTION AGREEMENT, dated as of ___________________________ (this "Agreement"), by and between_____________________________ (the "Transferor")
and ____________________ (the "Transferee"). Capitalized terms not otherwise defined herein are used herein as defined in the Stockholders Agreement, dated as of __________ __, 1999, by and among Silicon Bandwidth, Inc., The Panda Project, Inc., VantagePoint Venture Partners, L.P., VantagePoint Associates, L.L.C., Archimedes Capital LLC and the Management Stockholders (as defined therein) (the "Stockholders Agreement").

WHEREAS, the Transferor is bound by the Stockholders Agreement;

WHEREAS, the Transferor desires to transfer Securities held by it and subject to the Stockholders Agreement (the "Transfer Shares") to the Transferee;

WHEREAS, pursuant to Section 3.02 of the Stockholders Agreement the Transferee must assume all obligations of the Transferor under the Stockholders Agreement prior to the completion of the transfer of the Transfer Shares; and

WHEREAS, the Transferor [is/is a Related Transferee of] [Panda/a Management Stockholder/Fund/Archimedes/Fund Investor];

NOW THEREFORE, for good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto agree for the benefit of the Stockholders (as defined in the Stockholders Agreement) and the Company as follows:

1. Assumption. The Transferee hereby agrees to assume all obligations and receive all benefits of the Transferor under the Stockholders Agreement, whether or not such obligations have arisen as of the date hereof.

2. Related Transferees. The Transferee and Transferor represent that the Transferee [is/is not] a Related Transferee of the Transferor. If the Transferee is such a Related Transferee, the Transferor acknowledges that it will continue to be bound by the Stockholders Agreement, notwithstanding the transfer of the Transfer Shares to the Transferee.

3. Severability. If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any rule of law or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not materially affected in any manner adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner to the end that the transactions contemplated hereby are fulfilled to the greatest extent possible.

4. Entire Agreement. This Agreement and the Stockholders Agreement constitute the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and undertakings, both written and oral, between the parties hereto with respect to the subject matter hereof.

5. Counterparts. This Agreement may be executed in two or more counterparts, each of which when executed shall be deemed to be an original, but all of which taken together shall constitute one and the same agreement.

6. Injunctive Relief. The parties hereto acknowledge and agree that a violation of any of the terms of this Agreement will cause the Stockholders irreparable injury for which adequate remedy at law is not available. Therefore, the parties hereto agree that each Stockholder shall be entitled to an injunction, restraining order or other equitable relief from any court of competent jurisdiction, restraining any party from committing any violations of the provisions of this Agreement.

7. Headings. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

8. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Delaware.

IN WITNESS WHEREOF, the undersigned have executed this Assumption Agreement on this ______________ day of ___________________, ______.


                                        [Name of Transferor]

                             By: ___________________________________
                                 Name:
                                 Title:


                                        [Name of Transferee]

                             By: ____________________________________
                                 Name:
                                 Title:


[ARTICLE]                            5
[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]          DEC-31-1999
[PERIOD-END]               DEC-31-1999
[CASH]                         180,388
[SECURITIES]                         0
[RECEIVABLES]                   74,652
[ALLOWANCES]                    (5,796)
[INVENTORY]                     16,007
[CURRENT-ASSETS]               366,499
[PP&E]                         442,401
[DEPRECIATION]                 533,340
[TOTAL-ASSETS]                 973,834
[CURRENT-LIABILITIES]        6,420,287
[BONDS]                              0
[PREFERRED-MANDATORY]                0
[PREFERRED]                  4,864,137
[COMMON]                       296,986
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY]   973,834
[SALES]                        487,683
[TOTAL-REVENUES]             1,337,683
[CGS]                         (279,619)
[TOTAL-COSTS]               (9,083,178)
[OTHER-EXPENSES]                     0
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]            (327,902)
[INCOME-PRETAX]             (8,019,299)
[INCOME-TAX]                         0
[INCOME-CONTINUING]         (8,019,299)
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                (8,019,299)
[EPS-BASIC]                       (.31)
[EPS-DILUTED]                     (.31)