Form 10QSB
period 2000-03-31
PANDA PROJECT INC
filed 2000-05-15
CIK 917736

United States
                Securities and Exchange Commission
                       Washington, D.C. 20549

                             FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000.

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

        951 Broken Sound Parkway, N.W., BOCA RATON, FLORIDA 33487
               (Address of principal executive offices)

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

Common Stock, $.01 Par Value  58,977,980 shares as of May 12, 2000.

                    THE PANDA PROJECT, INC.

Index
                                                             Page

Part I -Financial Information

Item 1 -Financial Statements (unaudited)

          Condensed Balance Sheets -March 31, 2000
          and December 31, 1999

          Condensed Statements of Operations -Three months ended March 31, 2000 and March 31, 1999

          Condensed Statements of Cash Flows -Three months ended March 31, 2000 and March 31, 1999

          Notes to Condensed Financial Statements -
          March 31, 2000

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

Item 3  -Defaults Upon Senior Securities

Item 4  -Submission of Matters to Vote of Security Holders

Item 5  -Other Information

Item 6  -Exhibits and Reports on Form 8-K

        Signatures

        Exhibit Index

The Panda Project, Inc.
Condensed Balance Sheets
                                         March 31,    December 31,
                                           2000          1999
                                       --------------------------
                                        (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents              $       9,510  $    180,388
Accounts receivable-trade (net of
 allowance of $1,742 at March 31,
 2000 and $5,796 at December 31, 1999)        65,527        68,856
Inventory, net                                  -           16,007
Other receivables                              5,120        15,999
Prepaid expenses and other current
  assets                                      20,619        85,249
                                        --------------------------
Total current assets                         100,776       366,499
                                        --------------------------
Property and equipment, net                     -          442,401
Restricted cash                               80,000        80,000
Other assets                                  18,638        84,934
Investment in Silicon Bandwidth, Inc.        600,000          -
                                       --------------------------

Total assets                           $     799,414  $    973,834
                                       =============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                       $     821,502 $   1,242,775
Notes payable                              2,295,000     3,575,000
Accrued expenses and other
 current liabilities                       1,078,752     1,602,512
                                        --------------------------
Total current liabilities                  4,195,254     6,420,287
                                        --------------------------
Stockholders' Deficit:
Preferred stock, $.01 par value,
  2,000,000 shares authorized: 1,000
  shares designated as Series A, no shares
  issued and outstanding at March 31,
  2000 and 528 shares issued and
  outstanding at December 31, 1999               -        4,864,137
Common Stock, $.01 par value, 100,000,000
  shares authorized: 58,977,980 shares
  issued and outstanding at March 31,
  2000 and 29,698,426 shares issued
  and outstanding at December 31, 1999        589,780       296,986
Additional paid-in capital                 83,073,314    77,751,972
Accumulated deficit                       (87,058,934)  (88,359,548)
                                         ------------------------
Total stockholders' deficit                (3,395,840)   (5,446,453)
                                         ------------------------
Total liabilities and stockholders'
  deficit                               $     799,414  $    973,834
                                        =============  ============

See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                              2000        1999
                                          ----------------------
Revenues:
   Product sales                          $   52,024  $   313,456
   Licensing fees                               -         500,000
Contract research and development revenues      -          -
Less returns and Allowances                     -          -
                                          ----------------------
   Net revenues                           $   52,024 $   813,456

Costs and expenses:
   Cost of sales                              55,888     118,422
   Research and development                     -        380,740
   Selling, general and administrative       932,885   1,221,705
   Amortization of debt issuance costs/
    accrued penalties                        177,000   1,125,000
   Cost associated with asset impairments       -           -
                                         ----------------------
    Total costs and expense                1,165,773   2,845,869
                                         ----------------------
    Operating loss                        (1,113,749) (2,032,413)

    Interest income (expense)                (31,674)       -
    Other income                               4,788      37,554
    Gain on Sale of Assets                 2,441,249        -
                                         ----------------------

    Net income (loss)                    $  1,300,614 $(1,994,859)
                                         ============ ===========

Dividends and amortization of beneficial
 conversion feature related to convertible
 preferred stock                                -       (54,067)
                                          ============ ==========

Net loss applicable to common stock      $  1,413,202 $(2,048,926)
                                         ============ ===========

   Basic and diluted earnings (loss)
    per common share                     $       .03  $      (.10)
                                         ===========  ===========
   Weighted average shares
     outstanding - Basic                  47,926,904   19,644,149
                                         ===========  ===========
   Weighted average shares
     outstanding - Diluted                48,676,904   19,644,149
                                         ===========  ===========

See Notes to Condensed Financial Statements.


The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                            2000          1999
                                       --------------------------

Net cash used in operating activities       (890,878)     (603,707)

Cash flows from investing activities:
Additions to property and equipment             -           -
Dispositions of property and equipment          -          20,980
                                       --------------------------
Net cash provided by
  investing activities                          -          20,980

Cash flows from financing activities:
  Proceeds from issuance of
  convertible preferred stock                   -           -
  Proceeds from issuance of common stock        -          915,173
  Proceeds from issuance of notes payable    720,000          -
  Repayment of notes payable                    -           -
  Payments of convertible preferred stock       -           -
    issuance costs                              -           -
                                       --------------------------
Net cash provided by financing
  activities                                 720,000       915,173
                                       --------------------------
Net (decrease)increase in cash
 and cash equivalents                       (170,878)      332,446
                                       --------------------------
Cash and cash equivalents at
  beginning of period                        180,388        60,613
                                       --------------------------
Cash and cash equivalents at end
of period                              $       9,510  $    393,059
                                       =============  ============

              See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements
March 31, 2000

1.     Basis of Presentation

The accompanying condensed financial statements of The Panda Project, Inc. ("Panda" or the "Company") have been prepared in accordance with generally accepted accounting principles on a basis consistent in all material respects with those applied in the Annual Report on Form 10-KSB for the twelve months ended December 31, 1999. The interim financial information is unaudited, but reflects all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of results of operations for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Annual Report on Form 10-KSB for the twelve months ended December 31, 1999.

2.  Inventory

As of March 31, 2000, the company had no inventory as these assets were sold to Silicon Bandwidth, Inc. ("SBI") on February 18, 2000 as part of the Asset Purchase Agreement. Inventory as of December 31, 1999 is comprised of the Company's VSPA raw materials and finished goods of $16,007.

3.  Property and Equipment

As of March 31, 2000, the company sold certain fixed assets were sold to Silicon Bandwidth, Inc. on February 18, 2000. The remaining property and equipment has been fully depreciated.

4.  Notes Payable

As of February 18, 2000, the Helix loans in the aggregate principal amount of $2,000,000 were transferred to SBI and the Helix warrants were repriced to $.20 per share and the expiration date was extended to February 18, 2005.

In January and February 2000, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $720,000, with borrowed amounts totaling $2,295,000. In connection with these loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement. The loans bear interest at a rate of 6% per annum and were due and payable on February 24, 2000. As of May 12, 2000, the notes in the aggregate of $2,295,000 have not been repaid to SBI.

5.  SERIES A CONVERTIBLE PREFERRED STOCK

On January 19, 2000, the remaining 528 shares of Series A Preferred outstanding were converted into 20,262,681 shares of the Company's common stock.

6. COMMON STOCK

On February 22, 2000, the Company issued an additional 5,246,727 shares of the Company's common stock related to the twelve month anniversary date (August 15,1999) of the August 1998 Private
Placement.

On February 22, 2000 the additional 3,750,000 share of the Company's common stock were issued to Mr. Sarubbi pursuant an amendment dated June 24, 1999 to the original settlement agreement between the Company and Mr. Sarubbi dated December 11, 1998.

7. Earning Per Share

The Company's earnings per share is computed in accordance with FAS No. 128 " Earnings Per Share". FAS 128 requires the presentation of both basic and diluted earnings per share. As of March 31, 2000, included in diluted earnings per share are 750,000 common stock equivalents related to warrants. Due to losses from continuing operations in 1999, the effect of stock options and warrants is antidilutive. Accordingly, in 1999 the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

8. SBI Asset Purchase Agreement

On February 18, 2000 the Shareholders of Panda approved the Asset Purchase Agreement which sold substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 11, 2000 the Stockholder's Agreement by and between, Panda, SBI, VantagePoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholder's was executed. Since the closing of the transaction with SBI in February 2000, the sole purpose of the Company is the ownership of SBI common shares. As a result of the sale the Company has recorded a gain of $2,441,249 which is included in the statement of operations as part of Gain on Sale of Assets.

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

    On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to SG&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $750,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock which were issued in February 2000. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement and has received a notice of default. Any further legal action taken by Sarubbi may be material to the Company. On November 2, 1999, as stated in Panda's Form 8-K dated November 9, 1999, Sarubbi alleged that the Company was in default under the Letter Agreement dated June 24, 1999. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as the 3,750,000 shares which would be issued upon shareholder approval. In February 2000, the 3,750,000 of the Company's common stock were issued. As a result, Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of Panda. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. These assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the company's funds held at SunTrust Bank and he garnished $43,989.19.

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

10.  Subsequent Events

On April 17, 2000 Stanford W. Crane, Jr. Resigned as the Company's President, Chief Executive Officer and Chairman of the Board. Mr. Ahearn was elected President and Chairman of the Board of the Company. Additionally, Melissa F. Crane resigned as the acting Chief Financial Officer. Mr. Ahearn appointed Mr. Friedline as the Vice President of New Business Development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

Statements in this Report on Form 10-QSB, that are not statements of historical fact, are to be regarded as forward-looking statements which are based on information available to the Company as of the date thereof and involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property and other litigation, and the factors detailed below under "Certain Factors That May Affect Future Results" or elsewhere herein or set forth from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

The Panda Project, Inc. ("Panda" or the "Company") a Florida
Corporation, was incorporated in 1992. Since this time Panda has been a technology company engaged in the design, development, manufacture, licensing and sale of interconnect solutions to generate greater throughput from silicon to board to system.

On February 18, 2000 the Shareholders of Panda approved the Sale of Assets to SBI as well as all other items put before them as described in the Company's 14A dated January 28, 2000. On February 28, 2000, Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder's Agreement being finalized and the Helix Loan being transferred. The Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 11, 2000 the Stockholder's Agreement by and between, Panda, SBI, VantagePoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholder's was executed. Since the closing of the transaction with SBI in February 2000, the sole purpose of the Company is the ownership of SBI common shares.

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

Results of Operations -Three Months Ended March 31, 2000 and 1999

Net revenues decreased during the quarter ended March 31, 2000 ("First Quarter of 2000") to approximately $52,000 as compared to $813,000 for the quarter ended March 31, 1999("First Quarter of 1999"). VSPA product sales for the First Quarter of 2000 were approximately $52,000. For the First Quarter of 1999 revenues consisted of approximately $209,000 of VSPA product sales, $104,000 for the sale of Systems inventory and a significant portion of the Company's revenue, related to a one time $500,000 licensing fee from Samtec, Inc. The net revenue decrease for the quarter was attributable the closing of the Asset Purchase agreement with SBI.

Cost of goods sold of approximately $56,000 and $118,000 is comprised of raw material purchases related to the VSPA sales for the First
Quarter of 2000 and 1999, respectively.

Research and development ("R&D") expenses decreased to zero for the First Quarter of 2000 as compared to approximately $381,000 for the First Quarter of 1999. The Company ceased all R&D effort upon closing of the Asset Purchase agreement with SBI. R&D for the First Quarter of 1999, was attributable to new custom VSPA designs for specific customer applications and the refinement of the existing VSPA Flex automation machines.

    Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the First Quarter 2000 to approximately $933,000 compared to approximately $1,222,000 for the First Quarter 1999. The average number of employees has decreased from 25 at March 31, 1999 to 11 full time employees as of March 31, 2000. Payroll and related expenses decreased approximately $341,000 for the quarter ended March 2000 as compared to the quarter ended March 1999.

Total debt issuance costs associated with short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter ended March 31, 1999, amounted to $525,000. During the quarter ended March 31, 2000 there was no such amortization expense as the warrants were fully amortized.

The valuation of the warrants and related amortization expense represents a non-cash transaction.

In the First Quarter 2000, $177,000 of liquidating damages are recorded in accrued penalties related to the 1998 common stock private placement. For the First Quarter of 1999 accrued penalties totaling $600,000 related to the Series A Preferred Convertible transaction and the 1998 common stock private placement were accrued.

Interest expense increased for the three months ended March 31, 2000 to $32,000 as compared to no interest expense for the same period last year. The increase is related to the accrued interest related to the SBI Notes Payable.

Gain on sale of assets increased approximately $2,441,000 related to the closing of the SBI Asset Purchase Agreement

YEAR 2000 COMPLIANCE

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

Liquidity and Capital Resources
---------------------------------

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred Stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance with the revised terms effective July 2, 1998) or a floating conversion price. Through March 31, 2000, 801 shares of preferred stock were converted into an aggregate of 24,914,698 shares of Panda Common Stock. As of March 31, 2000, there are no preferred shares are outstanding.

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

     On August 14, 1998, the Company completed the sale of 2,254,602 shares of the Company's Common Stock and warrants in a private placement to accredited investors with gross proceeds of $3.675 million. Upon exercise of certain warrants, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. In May 1999, the Company issued approximately 4,400,000 additional shares associated with the fill-up provision. Additionally in February 2000, the Company issued approximately 5,200,000 additional shares of in accordance with the Fill-up provisions.

     During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix PEI Inc. ("Helix"). The loans were secured by the Company's intellectual property and were due August 7, 1998. During August 1998, Helix agreed to extend the maturity date of all the outstanding loans payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of Panda Common Stock at an exercise price equal to the fair market value of Panda Common Stock at the date of issuance ($2.125). The loans bear interest at the Royal Bank of Canada prime rate plus 2 percentage points per annum (9.40% at June 30, 1999) payable monthly. The interest due under the loans in 1999 was paid with stock in lieu of cash. In May 1999, the Company issued Helix 1,000,000 shares of the Company's common stock. In February 2000, the exercise price of the warrant was reduced to $.20 and the maturity date was extended to February 2005.

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

     The Company had entered into an agreement in July 1999 with SBI to sell its intellectual property portfolio as well as certain fixed assets related to its interconnect and semiconductor business. As part of the sale, the Company has restructured its outstanding loans with Helix that have been in default since February 15, 1999. SBI assumed such Helix loans on March 15, 2000. Additionally, the Company had entered into an agreement with the Series A Preferred shareholders for the exchange and conversion of the outstanding preferred shares into 20,262,681 common shares at a fixed price of $.261. The Company has received a 10% ownership interest in SBI which will initially be capitalized with $6,000,000. In January 2000, all the Series A Preferred shares have been converted into shares of the Company's common stock pursuant to the exchange agreement.

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

     For the quarter ended March 31, 2000 and 1999, the Company's payables were segmented into the following categories: operational, professional, Systems and Technology. Payables for the quarter ended 2000 of approximately $772,000 as compared to the quarter ended 1999 of approximately $1,243,000 increased or decreased as follows:
Operations 6% versus 18%, professional fees 92% versus 48%, Systems 0% versus 11% and Technology 2% versus 23%, respectively. Payables related to operations decreased slightly as a result of negotiated settlement payments to vendors. Professional fees increased as a result of increasing legal fees that were not current due to liquidity. The decrease in technology payables is a result of our continued focus on technology products, increasing customer interest and vendors requiring payments on a COD basis. Accounts receivables related to the quarters ended March 31, 2000 and 1999 of approximately $66,000 and $51,000, respectively, represent Technology related receivables.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

RISK ASSOCIATED WITH OUR FINANCIAL POSITION.

WE ARE DEPENDENT UPON THE SUCCESS OF SBI AND SUFFICIENT CASH TO
MAINTAIN OPERATIONS.

We require approximately $20,000 monthly to fund the Company's current operations. The Company is dependent upon receivables being paid in order to fund operations as well as prepaid deposits being returned. If the Company does not receive these funds, the Company could be forced to cease operations and file bankruptcy.

WE HAVE BEEN UNABLE TO RESOLVE THE SARUBBI-PANDA LITIGATION

    On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed. If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April 14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to S,G&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $750,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement. On November 2,1999, as stated in form 8-K dated November 9,1999 Mr. Sarubbi alleged that the Company was in default of the Letter Agreement dated June 24, 1999. Mr. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as, the 3,750,000 shares which would be issued upon shareholder approval. In February 2000, the 3,750,000 shares of the Company's common stock ere issued. As a result, Mr. Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of the Company. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. Those assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the company's funds held at SunTrust Bank and he garnished $43,989.19.

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

WE CANNOT REPAY OUTSTANDING INDEBTEDNESS:

In June, July, August, October and November 1999, and January and February 2000, the Company entered into agreements with SBI pursuant to which SBI has loaned the Company $2,295,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000 pursuant to Amendment 2 to The Asset Purchase Agreement. (See Exhibits 4.9-4.15) As of May 12, 2000 the principle has not been repaid to SBI.

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

WE HAVE EXISTING OBLIGATIONS TO SOME PANDA SECURITYHOLDERS.

Holders of Common Stock received in the August 1998 private placement have the right to receive $914,500 through December 31, 1999, in penalty payments from Panda due to unfulfilled obligations. Some of the holders have agreed to waive this penalty.

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

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

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

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

The Company has outstanding loans from SBI in the aggregate principal amount of $2,295,000. In connection with these loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement. The loans bear interest at a rate of 6% per annum and were due and payable on February 24, 2000. As of May 12, 2000, the notes in the aggregate of $2,295,000 have not been repaid to SBI.

Item 4. Submission of Matters to Vote of Security Holders

    None

Item 5. Other Information

    Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a) See the Exhibit Index included immediately preceding the Exhibits to this report, which is incorporated herein by reference.

  (b)  Reports on Form 8-K:

    The Company has filed the following reports on Form 8-K `since January 1, 2000:

February 29, 2000  The Panda Project, Inc. (the "Company") has
                   completed the sale of the intellectual property portfolio and certain fixed assets as described in the Company's proxy statement dated January 28, 2000. The Company has substantially closed the transaction subject to the delivery of the Shareholder's agreement and the Helix loan restructuring agreement.

April 17, 2000    Stanford W. Crane, Jr. Resigned as the Company's
                  President, Chief Executive Officer and Chairman of the Board. Mr. Ahearn was elected President and Chairman of the Board of the Company. Additionally, Melissa F. Crane resigned as the acting Chief
                  Financial Officer.  Mr. Ahearn appointed Mr.
                  Friedline as the Vice President of New Business
                  Development.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE PANDA PROJECT, INC.
Date:   May 15, 2000             By: /s/ SUSANA M VAN ARSDALE
                                 -------------------------------
                                      Susana M. Van Arsdale
                                 Acting Chief Financial Officer
                                   (On behalf of the Registrant and
                                     as Principal Financial and
                                          Accounting Officer)

                             EXHIBIT INDEX


Exhibit                        Description of Exhibit
---------                    ----------------------

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

4.13 Promissory Note dated November 29, 1999 by and between The Panda Project, Inc. (the "Company") and Silcon Bandwidth,
      Inc. ("SBI"). (incorporated herein by reference to Exhibit 4.13 as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999)

4.14  Promissory Note dated January 10, 2000 by and between The
      Panda Project, Inc. (the "Company") and Silcon Bandwidth,
      Inc. ("SBI") (incorporated herein by reference to Exhibit 4.14 as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999)

4.15  Promissory Note dated February 8, 2000 by and between The
      Panda Project, Inc. (the "Company") and Silcon Bandwidth,
      Inc. ("SBI") (incorporated herein by reference to Exhibit 4.15 as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.1  Amended and Restated Employment Agreement between the
      Company and Stanford W. Crane, Jr., dated February 22, 1994
      (incorporated herein by reference to Exhibit 10.1 filed as part of the Form SB-2).@

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

10.24 Secured Promissory note dated May 28, 1998 issued to Helix (incorporated herein by reference to Exhibit 10.1 filed as part of the Registrant's quarterly report on amended Form
        10-Q/A for the quarter ended June 30, 1998).

10.25 Registration Rights Agreement, dated as of February 6, 1998 (incorporated herein by reference to Exhibit 99.2 to the Company's 8-K filed on February 23, 1998).

10.26 Secured Promissory note dated June 28, 1998 issued to Helix (incorporated herein by reference to Exhibit 10.2 filed as part of the Registrant's quarterly report on amended Form 10-Q/A for the quarter ended June 30, 1998).

10.27 Secured Promissory note dated July 17, 1998 issued to Helix (incorporated herein by reference filed as part of the Company's 8-K filed on July 30, 1999.)

10.28 Stockholders Agreement dated February 18, 2000 by and among he Panda Project, Inc., Silicon Bandwidth, Inc., Vantage Point Venture Partners 1996 L.P., Archimedes Capital LLC and the Management stockholders. (incorporated herein by reference to Exhibit 10.28 as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999)

21      Subsidiaries of the Company.

27      Financial Data Schedule.
________________

@ -Management contracts and compensatory plans and arrangements


[ARTICLE]                            5
[PERIOD-TYPE]                       3-MOS
[FISCAL-YEAR-END]             DEC-31-2000
[PERIOD-END]                  MAR-31-2000
[CASH]                              9,510
[SECURITIES]                            0
[RECEIVABLES]                      67,269
[ALLOWANCES]                      (1,742)
[INVENTORY]                             0
[CURRENT-ASSETS]                  100,776
[PP&E]                                  0
[DEPRECIATION]                     34,463
[TOTAL-ASSETS]                    799,414
[CURRENT-LIABILITIES]           4,195,253
[BONDS]                                 0
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[COMMON]                          589,780
[OTHER-SE]                              0
[TOTAL-LIABILITY-AND-EQUITY]      799,414
[SALES]                           (52,024)
[TOTAL-REVENUES]                  (52,024)
[CGS]                              52,024
[TOTAL-COSTS]                       3,864
[OTHER-EXPENSES]                1,109,855
[LOSS-PROVISION]                        0
[INTEREST-EXPENSE]                 31,674
[INCOME-PRETAX]                 1,300,614
[INCOME-TAX]                            0
[INCOME-CONTINUING]             1,300,614
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
[NET-INCOME]                    1,300,614
[EPS-BASIC]                           .03
[EPS-DILUTED]                         .03