Form 10QSB
period 2000-06-30
PANDA PROJECT INC
filed 2000-08-14
CIK 917736

United States
                Securities and Exchange Commission
                       Washington, D.C. 20549

                           FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000.

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

                   BOX 174 Mills Road
                   PURDYS, NEW YORK 10578
               (Address of principal executive offices)

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

Common Stock, $.01 Par Value 58,977,980 shares as of August 14, 2000.

                    THE PANDA PROJECT, INC.

Index
                                                             Page

Part I - Financial Information
Item 1 - Financial Statements (unaudited)

          Condensed Balance Sheets - June 30, 2000
          and December 31, 1999

          Condensed Statements of Operations - Six months ended June 30, 2000 and June 30, 1999

          Condensed Statements of Cash Flows - Six months ended June 30, 2000 and June 30, 1999

          Notes to Condensed Financial Statements -
          June 30, 2000

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

Item 3 -Defaults Upon Senior Securities

Item 4 -Submission of Matters to Vote of Security Holders

Item 5 -Other Information

Item 6 -Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

The Panda Project, Inc.
Condensed Balance Sheets
                                         June 30,      December 31,
                                           2000            1999
                                       ------------- -------------
                                        (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents              $        -    $     180,388
Accounts receivable-trade (net of
 allowance of $1,742 at June 30,
 2000 and $5,796 at December 31, 1999)        48,068        68,856
Inventory, net                                  -           16,007
Other receivables                             27,753        15,999
Prepaid expenses and other current
  assets                                         146        85,249
                                       ------------- -------------
Total current assets                          75,967       366,499
                                       ------------- -------------

Property and equipment, net                     -          442,401
Restricted cash                               80,000        80,000
Other assets                                   2,486        84,934
Investment in Silicon Bandwidth, Inc.        600,000          -
                                       ------------- -------------

Total assets                           $     758,453 $     973,834
                                       ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                       $     805,935 $   1,242,775
Notes payable                              2,295,000     3,575,000
Accrued expenses and other
 current liabilities                       1,725,440     1,602,512
                                       ------------- -------------
Total current liabilities                  4,826,375     6,420,287
                                       ------------- -------------
Stockholders' Deficit:
Preferred stock, $.01 par value,
  2,000,000 shares authorized;
  no shares  issued and outstanding
  at June 30, 2000 and 528 shares issued
  and outstanding at December 31, 1999          -        4,864,137
Common Stock, $.01 par value, 50,000,000
  shares authorized: 58,977,980 shares
  issued and outstanding at June 30,
  2000 and 29,698,426 shares issued
  and outstanding at December 31, 1999       589,780       296,986
Additional paid-in capital                83,073,314    77,751,972
Accumulated deficit                      (87,731,016)  (88,359,548)
                                        ------------  ------------
Total stockholders' deficit               (4,067,922)   (5,446,453)
                                       ------------- -------------
Total liabilities and stockholders'
  deficit                              $     758,453  $     973,834
                                       =============  =============

See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)
                         Three Months Ended           Six Months Ended
                               June 30,                   June 30,
                           2000         1999         2000         1999
                        ----------- ----------- ----------- -----------
Revenues:
   Product sales        $      -     $    90,284  $    52,024  $   403,740
   Licensing fees              -            -            -         500,000
                        -----------  -----------  -----------  -----------
   Net revenues         $      -     $    90,284  $    52,024  $   903,740

Costs and expenses:
   Cost of sales               -          75,700       55,888      194,121
   Research and
    development                -         190,924         -         571,664
   Selling, general
    and administrative      464,689    1,536,536    1,397,574    2,723,673
   Amortization of debt
    issuance costs/
    accrued penalties       177,000    1,393,500      354,000    2,518,500
                        -----------  -----------  -----------  -----------
    Total costs and
     expenses               641,689    3,196,660    1,807,462    6,007,958
                        -----------  -----------  -----------  -----------
    Operating loss         (641,689)  (3,106,376)  (1,755,438)  (5,104,218)

    Interest expense        (30,878)    (268,145)     (62,553)    (302,717)
    Other income                485       22,994        5,274       60,547
    Gain on sale of
      assets                   -            -       2,441,249         -
                        -----------  -----------  -----------  -----------

    Net earnings (loss)   $   (672,082)$(3,351,527) $   628,532  $(5,346,388)
                        ============ ===========  ===========  ===========

Dividends and amortization
 of beneficial conversion
 feature related to
 convertible preferred
 stock                       -              -            -         (54,067)
                        ============ ===========  ===========  ===========

Net earnings (loss)
  applicable to
  common stock          $   (672,082)$(3,351,527) $   628,532   (5,400,455)
                        ============ ===========  ===========  ===========

   Basic and diluted
    earnings (loss)
    per common share    $      (.01) $      (.14) $       .01 $      (.24)
                        ===========  ===========  ===========  ===========
   Weighted average
    shares outstanding
    - Basic              47,929,875   24,309,104   51,578,928   21,989,513
                        ===========  ===========  ===========  ===========
Weighted average shares
    outstanding- Diluted 47,929,875   24,309,104   51,760,747   21,989,513
                        ===========  ===========  ===========  ===========

See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                             Six Months Ended
                                                June 30,
                                            2000          1999
                                       ------------- -------------

Net cash used in operating activities       (900,388)   (1,284,285)

Cash flows from investing activities:
Dispositions of property and equipment          -          115,123
                                       ------------- -------------
Net cash provided by
  investing activities                          -          115,123

Cash flows from financing activities:
  Proceeds from issuance of common stock        -          915,174
  Proceeds from issuance of notes payable    720,000       300,000
                                       ------------- -------------
Net cash provided by financing
  activities                                 720,000     1,215,174
                                       ------------- -------------
Net increase (decrease) in cash
 and cash equivalents                       (180,388)        46,012
                                       ------------- -------------
Cash and cash equivalents at
  beginning of period                        180,388        60,613
                                       ------------- -------------
Cash and cash equivalents at end
of period                              $        -     $    106,625
                                       =============  =============

              See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements
June 30, 2000

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

2.  Inventory

As of June 30, 2000, the company had no inventory as these assets were sold to Silicon Bandwidth, Inc. ("SBI") on February 18, 2000 as part of the Asset Purchase Agreement (see Note 8). Inventory as of December 31,
1999 is comprised of the Company s VSPA raw materials and finished goods of $16,007.

3.  Property and Equipment

As of June 30, 2000 the Company had no property and equipment, as certain fixed assets were sold to SBI on February 18, 2000. The remaining property and equipment which was fully depreciated was disposed of on July 1, 2000 upon vacating the property in Boca Raton, Florida.

4.  Notes Payable

As of February 18, 2000, the Helix loans in the aggregate principal amount of $2,000,000 were transferred to SBI and the Helix warrants were repriced to $.20 per share and the expiration date was extended to February 18, 2005.

In January and February 2000, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional $720,000, with borrowed amounts totaling $2,295,000. In connection with these loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement. The loans bear interest at a rate of 6% per annum and were due and payable on February 24, 2000. As of August 14, 2000, the notes in the aggregate of $2,295,000 have not been repaid to SBI.


5.  SERIES A CONVERTIBLE PREFERRED STOCK

On January 19, 2000, the remaining 528 shares of Series A Preferred outstanding were converted into 20,262,681 shares of the Company s common stock.

6. COMMON STOCK

On February 22, 2000, the Company issued an additional 5,266,873 shares of the Company s common stock related to the twelve month anniversary date (August 15, 1999) of the August 1998 Private
Placement.

On February 22, 2000 the additional 3,750,000 share of the Company s common stock were issued to Mr. Sarubbi pursuant an amendment dated June 24, 1999 to the original settlement agreement between the Company and Mr. Sarubbi dated December 11, 1998 (see Note 9).

7. Earning Per Share

The Company s earnings per share is computed in accordance with FAS No. 128 " Earnings Per Share". FAS 128 requires the presentation of both basic and diluted earnings per share. As of June 30, 2000, included in diluted earnings per share are 181,819 common stock equivalents related to warrants. Due to losses from continuing operations for the quarter ended June 30, 2000 and in 1999, the effect of stock options and warrants is antidilutive. Accordingly, those periods the Company s presentation of diluted earnings per share is the same as that of basic earnings per share.

8. SBI Asset Purchase Agreement

On February 18, 2000 the Shareholders of Panda approved the Asset
Purchase Agreement which sold substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15,
2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 11, 2000 the Stockholder's Agreement by and between, Panda, SBI, VantagePoint Venture Partners LLC,
Archimedes Capital LLC and the Management Stockholder's was executed. Since the closing of the transaction with SBI in February 2000, the sole purpose of the Company is the ownership of SBI common shares. As a result of the sale the Company has recorded a gain of $2,441,249 which is included in the statement of operations for the six months ended June 30, 2000, as part of Gain on Sale of Assets.

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

    On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 was paid in cash in December 1998 and the remainder was to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties agreed to petition the Florida Court of Appeals for the Fourth
District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed.
If such obligations were not completed, the judgment was to remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April
14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believed that it was in full compliance with the Settlement Agreement and that no breach existed. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to SG&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. $750,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock which were issued in February 2000. The
Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement and has received a notice of default.
Any further legal action taken by Sarubbi may be material to the Company. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. These assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the Company s funds held at SunTrust Bank and he garnished $43,989.19.

     On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non-monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. In July 2000, the Company vacated the premises and reached a preliminary settlement with Liberty for $375,000 to be paid in a combination of cash and the Company s common stock, however, the portion to be paid in cash or stock has not yet been determined. As of June 30, 2000 $375,000 related to Liberty was accrued.

     Panda from time to time is involved in disputes that may lead to litigation in the future. Panda cannot determine the impact of those potential lawsuits at the current time. The disputes are not expected to be material.

10.  Subsequent Events

On July 1, 2000, Panda vacated the premises of its executive offices at 951 Broken Sound Parkway NW, Boca Raton, FL 33487. The Company currently has no principal location.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

Statements in this Report on Form 10-QSB, that are not statements of historical fact, are to be regarded as forward-looking statements which are based on information available to the Company as of the date thereof and involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, competitive pressures, general economic conditions, risks of intellectual property and other litigation, and the factors detailed below under "Certain Factors That May Affect Future Results" or elsewhere herein or set forth from time to time in the Company s periodic reports and registration statements filed with the Securities and Exchange Commission.

The Panda Project, Inc. ( Panda  or the  Company ) a Florida
Corporation, was incorporated in 1992. Since this time Panda has been a technology company engaged in the design, development, manufacture,

licensing and sale of interconnect solutions to generate greater throughput from silicon to board to system.

On February 18, 2000 the Shareholders of Panda approved the Sale of Assets to SBI as well as all other items put before them as described in the Company s 14A dated January 28, 2000. On February 28, 2000, Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder's Agreement being finalized and the Helix Loan being transferred. The Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 11, 2000 the Stockholder's Agreement by and between, Panda, SBI, VantagePoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholder's was executed. Since the closing of the transaction with SBI in February 2000, the sole purpose of the Company is the ownership of SBI common shares.

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

Results of Operations -Quarter and Six Months Ended June 30, 2000 and 1999

Net revenues decreased during the quarter ended June 30, 2000 ("Second Quarter of 2000") to zero as compared to approximately $90,000 for the quarter ended June 30, 1999("Second Quarter of 1999"). Revenues for the six months ended June 30, 2000, decreased to approximately
$52,000 as compared to approximately $904,000 for the six months ended June 30, 1999. The net revenue decrease for the quarter and six months ended June 30, 2000 was attributable to the closing of the Asset Purchase agreement with SBI. The Company currently has no continuing operations.

Cost of goods sold for the quarter and six months ended June 30, 2000 and 1999 of approximately zero and $76,000 and $56,000 and $194,000, respectively, is comprised of raw material purchases related to VSPA sales.

Research and development ("R&D") expenses decreased to zero for the quarter and six months ended June 30, 2000 as compared to approximately $191,000 and $572,000 for the quarter and six months ended June 30, 1999. The Company ceased all R&D effort upon closing of the Asset Purchase agreement with SBI. R&D for the quarter and six months ended June 30, 1999, was attributable to new custom VSPA designs for specific customer applications and the refinement of the existing VSPA Flex automation machines.

Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the quarter and six months ended June 30, 2000 to approximately $465,000 and $1,398,000 compared to approximately $1,537,000 and $2,724,000 for the same period in the prior year, respectively. The average number of employees has decreased from 20 at June 30, 1999 to 2 full-time and 1 part-time employees as of June 30, 2000.
Payroll and related expenses decreased approximately $440,000 and $779,000 for the quarter and six months ended June 30, 2000, respectively as compared to the same period in the prior year.

Total debt issuance costs associated with short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter and six months ended June 30, 1999, amounted to $525,000. During the quarter and six months ended June 30, 2000 there was no such amortization expense as the warrants were fully amortized.

The valuation of the warrants and related amortization expense represents a non-cash transaction.

In the quarter and six months ended June 30, 2000, $177,000 and $354,000 of liquidating damages are recorded in accrued penalties related to the 1998 common stock private placement. For the quarter and six months ended June 30, 1999 accrued penalties totaling $868,500 and $1,993,500 related to the Series A Preferred Convertible transaction and the 1998 common stock private placement were accrued.

Interest expense decreased for the quarter and six months ended June 30, 2000 to approximately $31,000 and $63,000, respectively, as compared to approximately $268,000 and $303,000,respectively, for the same period last year. The decrease is related to the transfer of the Helix notes totaling $2,000,000 upon closing of the Asset Purchase Agreement with SBI. These notes had an average rate of 10% during the quarter and six months ended June 1999. Interest expense represents the accrued interest related to the SBI Notes Payable.

Gain on sale of assets increased approximately $2,441,000 related to the closing of the SBI Asset Purchase Agreement

Liquidity and Capital Resources
-------------------------------

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred Stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance with the revised terms effective July 2, 1998) or a floating conversion price. Through June 30, 2000, 801 shares of preferred stock were converted into an aggregate of 24,914,698 shares of Panda Common Stock. As of June 30, 2000, there are no preferred shares are outstanding.

The terms of the Series A Preferred Stock, as revised on July 2, 1998, provide that upon the occurrence of certain Triggering Events, as defined in the Panda Articles, the Company may be required to pay the holders $100,000 per month until such time that the Triggering Event has been remedied. Any requirement that the Company pay such amounts could have a material adverse impact on the Company in the event the Triggering Event causing such payment is not remedied on a timely basis. On December 16, 1998, a triggering event occurred related to the delisting of Panda Common Stock from the Nasdaq National Market to the OTC Bulletin Board. On May 14, 1999, the Company entered into an Exchange Agreement with the Series A Preferred shareholders to exchange their preferred shares for shares of Panda Common Stock at an exchange rate of $.261. In connection with this agreement, the Company issued an additional 171 shares of Series A Preferred stock to the Series A Preferred shareholders in payment for penalties owed to such shareholders. The Series A Preferred shareholders agreed to waive all penalties owed by the Company. Additionally, in consideration of the Exchange Agreement, the Series A Preferred shareholders agreed to enter into a voting agreement in favor of the Company s sale of its intellectual property portfolio and certain fixed assets related to the interconnect and semiconductor business.

     On August 14, 1998, the Company completed the sale of 2,254,602 shares of the Company s Common Stock and warrants in a private placement to accredited investors with gross proceeds of $3.675 million. Upon exercise of certain warrants, the investors may elect to receive a reduced number of shares of common stock in lieu of tendering the warrant exercise price in cash. The warrants have a term of five years. In May 1999 and February 2000, the Company issued approximately 4,400,000 and 5,300,000, respectively, additional shares associated with the Fill-up provision.

     During May, June and July 1998, the Company borrowed an aggregate of $2 million from Helix PEI Inc. ("Helix"). The loans were secured by the Company s intellectual property and were due August 7, 1998.
During August 1998, Helix agreed to extend the maturity date of all the outstanding loans payable to February 15, 1999, from their original due date in August 1998, in exchange for the issuance of a warrant to purchase up to 2,000,000 shares of Panda Common Stock at an exercise price equal to the fair market value of Panda Common Stock at the date of issuance ($2.125). In May 1999, the Company issued Helix 1,000,000 shares of the Company s common stock. In
February 2000, the exercise price of the warrant was reduced to $.20 and the maturity date was extended to February 2005.

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

     The Company has been able to obtain short-term financing from SBI through secured promissory notes totaling $2,295,000 through February 2000. These funds have allowed the Company to fund certain monthly obligations as well as certain payables. Additionally, the Company has settled certain obligations through the issuance of Panda Common Stock. Since the Company s current working capital is insufficient to operate the Company, in the event that the Company cannot seek additional financing, it will be forced to cease operations.

     In June, July, August, October and November 1999, and January and February 2000, the Company entered into agreements with SBI pursuant to which SBI has loaned the Company $2,295,000. In connection with the loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and were due and payable on February 24, 2000, pursuant to Amendment 2 to the Asset Purchase Agreement. As of June 30, 2000 the principal has not been repaid to SBI.

     The Company had entered into an agreement in July 1999 with SBI to sell its intellectual property portfolio as well as certain fixed assets related to its interconnect and semiconductor business. As part of the sale, the Company has restructured its outstanding loans with Helix that have been in default since February 15, 1999. SBI assumed such Helix loans on March 15, 2000. Additionally, the Company had entered into an agreement with the Series A Preferred shareholders for the exchange and conversion of the outstanding preferred shares into 20,262,681 common shares at a fixed price of $.261. The Company has received a 10% ownership interest in SBI which was initially capitalized with $6,000,000. In January 2000, all the Series A Preferred shares have been converted into shares of the Company s common stock pursuant to the exchange agreement.

     On February 18, 2000, the Shareholders of Panda approved the transaction as well as all other items put before them as described in the Company s 14A dated January 28, 2000. On February 28, 2000, Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder's Agreement being finalized and the Helix Loan being transferred the Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 13, 2000 the Stockholder's Agreement by and between, Panda, SBI, VantagePoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholders was executed. (see Exhibit 10.28)

    On December 15, 1998, the Company reduced the exercise price of certain common stock purchase warrants. If the warrant holders chose to accelerate the expiration date of their warrants from July 11, 2001 to January 5, 1999. The exercise price was reduced from $11.00 to $0.75 per share. In January 1999, warrants representing 553,333 shares were exercised at this reduced price, and the Company received net proceeds of $415,000 upon such exercise. In February 1999, the Company received $1,000,000 from Samtec, Inc. which includes a non-refundable up-front license fee related to VSPA and a purchase of 666,667 shares of Panda Common Stock. In September 1999, the Company issued a license to AJU EXIM for its VSPA product. AJU EXIM paid a non-refundable upfront licensing fee of $250,000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

RISK ASSOCIATED WITH OUR FINANCIAL POSITION.

WE ARE DEPENDENT UPON THE SUCCESS OF SBI AND SUFFICIENT CASH TO MAINTAIN OPERATIONS.
We require approximately $20,000 monthly to fund the Company s current operations. The Company is dependent upon receivables being paid in order to fund operations as well as prepaid deposits being returned. If the Company does not receive these funds, the Company could be forced to cease operations and file bankruptcy.

WE HAVE BEEN UNABLE TO RESOLVE THE SARUBBI-PANDA LITIGATION

On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 was paid in cash in December 1998 and the remainder was to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties agreed to petition the Florida Court of Appeals for the Fourth
District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed.
If such obligations were not completed, the judgment was to remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April
14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believed that it was in full compliance with the Settlement Agreement and that no breach existed. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to SG&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. $750,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock which were issued in February 2000. The
Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement and has received a notice of default.
Any further legal action taken by Sarubbi may be material to the Company. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. These assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the Company s funds held at SunTrust Bank and he garnished $43,989.19.

WE CANNOT REPAY OUTSTANDING INDEBTEDNESS:

In June, July, August, October and November 1999, and January and February 2000, the Company entered into agreements with SBI pursuant to which SBI has loaned the Company $2,295,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000 pursuant to Amendment 2 to The Asset Purchase Agreement. (See Exhibits 4.9-4.15) As of August 12, 2000 the principle has not been repaid to SBI.

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

On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non-monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. In July 2000, the Company vacated the premises and reached a preliminary settlement with Liberty for $375,000 to be paid in a combination of cash and the Company s common stock, however, the portion to be paid in cash or stock has not yet been determined. As of June 30, 2000 $375,000 related to Liberty was accrued.


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

WE HAVE EXISTING OBLIGATIONS TO SOME PANDA SECURITYHOLDERS.

Holders of Common Stock received in the August 1998 private placement have the right to receive $1,850,000 through June 30, 2000, in penalty payments from Panda due to unfulfilled obligations. Some of the holders have agreed to waive this penalty.

GENERAL

Because of factors discussed above and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the Company s financial condition may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the semiconductor packaging and computer industries, changes in earnings estimates and recommendations by analysts and other events.

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

On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 was paid in cash in December 1998 and the remainder was to be satisfied upon the sale of shares of Panda's Common Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties agreed to petition the Florida Court of Appeals for the Fourth
District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed.
If such obligations were not completed, the judgment was to remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April
14, 1999, Panda received a Notice of Default on the Settlement Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believed that it was in full compliance with the Settlement Agreement and that no breach existed. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to SG&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. $750,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock which were issued in February 2000. The
Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement and has received a notice of default.
Any further legal action taken by Sarubbi may be material to the Company. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. These assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the Company s funds held at SunTrust Bank and he garnished $43,989.19.

On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non-monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately $809,000. In July 2000, the Company vacated the premises and reached a preliminary settlement with Liberty for $375,000 to be paid in a combination of cash and the Company s common stock, however, the portion to be paid in cash or stock has not yet been determined. As of June 30, 2000 $375,000 related to Liberty was accrued.

Panda from time to time is involved in disputes that may lead to litigation in the future. Panda cannot determine the impact of those potential lawsuits at the current time.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

The Company has outstanding loans from SBI in the aggregate principal amount of $2,295,000. In connection with these loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement. The loans bear interest at a rate of 6% per annum and were due and payable on February 24, 2000. As of August 14, 2000, the notes in the aggregate of $2,295,000 have not been repaid to SBI.

Item 4. Submission of Matters to Vote of Security Holders

    None

Item 5. Other Information

    On July 7, 2000 John Friedline was named Chief Financial Officer and
Secretary
Item 6. Exhibits and Reports on Form 8-K.

  (a) See the Exhibit Index included immediately preceding the Exhibits to this report, which is incorporated herein by reference.

  (b)  Reports on Form 8-K:

    The Company has filed the following reports on Form 8-K `since
April 1, 2000:

April 17, 2000    Stanford W. Crane, Jr. Resigned as the Company s
                  President, Chief Executive Officer and Chairman of the Board. Mr. Ahearn was elected President and Chairman of the Board of the Company. Additionally, Melissa F. Crane resigned as the acting Chief
                  Financial Officer.  Mr. Ahearn appointed Mr.
                  Friedline as the Vice President of New Business
                  Development.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE PANDA PROJECT, INC.
Date:   August 14, 2000             By: /s/ JOHN FRIEDLINE
                                 -------------------------------
                                      John Friedline
                                 Chief Financial Officer
                                   (On behalf of the Registrant
                                   and as Principal Financial and
                                   Accounting Officer)

                             EXHIBIT INDEX


Exhibit                        Description of Exhibit
-------                        ----------------------

2.1  Letter of Intent by Silicon Bandwidth, Inc. dated May 18,
     1999. (Incorporated herein by reference to exhibit 2.1 to the Company s 8-K filed on May 18, 1999).

2.2  Voting Agreement. (Incorporated herein by reference to exhibit
     2.2 to the Company s 8-K filed on May 18, 1999).

2.3  Agreement between Helix (PEI), Inc., The Panda Project, Inc.
     and Silicon Bandwidth, Inc. (Incorporated herein by reference to exhibit 2.3 to the Company s 8-K filed on May 18, 1999).

2.4  The Exchange Agreement between Panda Project inc. and the
     Convertible Preferred A Holders. (Incorporated herein by reference to exhibit 2.4 to the Company s 8-K filed on May 18,
     1999).

3.1 Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company s Registration Statement on Form S-3 filed November 3, 1997 (File No. 333-39287) (the "Form S-3, File No. 333-39287")).

3.2 Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Form S-3, File No.
     333-39287).

3.3  Fourth Articles of Amendment of Amended Restated Articles of
     Incorporation (incorporated herein by reference to Exhibit
     4.1 to the Company s Current Report on Form 8-K filed
     February 23, 1998).

3.4  Fifth Articles of Amendment of Amended Restated Articles of
     Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company s Quarterly Report of Form 10-Q for the period ended March 31, 1998).

3.5  Sixth Articles of Amendment of Amended Restated Articles of
     Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company s amended Quarterly Report of Form 10-Q for the period ended March 31, 1998 filed July 2, 1998).

3.6 Seventh Articles of Amendment of Amended Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.5 to the Registrant's Quarterly Report of Form 10-Q for the period ended June 30, 1998).

4.1  Warrant Agreement dated May 16, 1994 between the Company and
     Whale Securities Co., L.P. (incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to the Company s
     Registration Statement on Form SB-2 (File No. 33-76694-A)
     (the "Form SB-2")).

4.2 Form of Warrant issued in Private Placement Financing (incorporated herein by reference to Exhibit 99.3, filed as part of the Company s Registration Statement on Form S-3 (File No. 333-14931) (the "Form S-3, File No. 333-14931")).

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

4.7   Form of Common Stock Purchase Securities Agreement
      (incorporated herein by reference to Exhibit 10.1 as part of the Company s quarterly report on Form 10-Q for the quarter ended June 30, 1998).

4.8 Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 as part of the Company s quarterly report on Form 10-Q for the quarter ended June 30, 1998).

4.9   Promissory Note dated June 11, 1999 by and between The
      Panda Project, Inc. (the  Company ) and Silicon Bandwidth,
      Inc. ("SBI"). (incorporated herein by reference to Exhibit 10.1 to the Company s 8-K filed on June 18, 1999).

4.10  Promissory Note dated July 15, 1999 by and between The
      Panda Project, Inc. (the  Company ) and Silicon Bandwidth,
      Inc. ("SBI"). (incorporated herein by reference to Exhibit 2.1 to the Company s 8-K filed on August 11, 1999.

4.11  Promissory Note dated August 17, 1999 by and between The
      Panda Project, Inc. (the  Company ) and Silcon Bandwidth,
      Inc. ("SBI") (incorporated herein by reference to Exhibit 4.11 as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1999).

4.12  Promissory Note dated October 1, 1999 by and between The
      Panda Project, Inc. (the  Company ) and Silcon Bandwidth,
      Inc. ("SBI") (incorporated herein by reference to Exhibit 4.12 as part of the Registrant's Quarterly Report on Form 8-K dated October 28, 1999).

4.13 Promissory Note dated November 29, 1999 by and between The Panda Project, Inc. (the Company ) and Silcon Bandwidth,
      Inc. ("SBI"). (incorporated herein by reference to Exhibit 4.13 as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999)

4.14  Promissory Note dated January 10, 2000 by and between The
      Panda Project, Inc. (the  Company ) and Silcon Bandwidth,
      Inc. ("SBI") (incorporated herein by reference to Exhibit 4.14 as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999)

4.15  Promissory Note dated February 8, 2000 by and between The
      Panda Project, Inc. (the  Company ) and Silcon Bandwidth,
      Inc. ("SBI") (incorporated herein by reference to Exhibit 4.15 as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.1  Amended and Restated Employment Agreement between the
      Company and Stanford W. Crane, Jr., dated February 22, 1994
      (incorporated herein by reference to Exhibit 10.1 filed as part of the Form SB-2).@

10.2  1993 Performance Incentive Plan, dated December 29, 1993
      (incorporated herein by reference to Exhibit 10.6 filed as part of the Form SB-2).@

10.3 Amended and Restated Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 filed as part of the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1997).@

10.4 1995 Employee Stock Incentive Plan, dated November 2, 1995 (incorporated herein by reference to Exhibit 4.4 filed as part of the Company s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 7, 1995 (Registration No. 33-99058)).@

10.5(a)Lease Agreement between the Company and Fairfax Boca '92
       L.P., dated March 2, 1994 (incorporated herein by reference to Exhibit 10.9(a) filed as part of the Form
       SB-2).


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

10.25 Registration Rights Agreement, dated as of February 6, 1998 (incorporated herein by reference to Exhibit 99.2 to the Company s 8-K filed on February 23, 1998).

10.26 Secured Promissory note dated June 28, 1998 issued to Helix (incorporated herein by reference to Exhibit 10.2 filed as part of the Registrant's quarterly report on amended Form 10-Q/A for the quarter ended June 30, 1998).

10.27 Secured Promissory note dated July 17, 1998 issued to Helix (incorporated herein by reference filed as part of the Company s 8-K filed on July 30, 1999.)

10.28 Stockholders Agreement dated February 18, 2000 by and among he Panda Project, Inc., Silicon Bandwidth, Inc., Vantage Point Venture Partners 1996 L.P., Archimedes Capital LLC and the Management stockholders. (incorporated herein by reference to Exhibit 10.28 as part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999)

21      Subsidiaries of the Company.

27      Financial Data Schedule.
________________

@ -Management contracts and compensatory plans and arrangements


[ARTICLE]                            5
[PERIOD-TYPE]                       6-MOS
[FISCAL-YEAR-END]             DEC-31-2000
[PERIOD-END]                  JUN-30-2000
[CASH]                                  0
[SECURITIES]                            0
[RECEIVABLES]                      49,810
[ALLOWANCES]                      (1,742)
[INVENTORY]                             0
[CURRENT-ASSETS]                   75,967
[PP&E]                                  0
[DEPRECIATION]                     34,463
[TOTAL-ASSETS]                    758,453
[CURRENT-LIABILITIES]           4,826,375
[BONDS]                                 0
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[COMMON]                          589,780
[OTHER-SE]                              0
[TOTAL-LIABILITY-AND-EQUITY]      758,453
[SALES]                           (52,024)
[TOTAL-REVENUES]                  (52,024)
[CGS]                              52,024
[TOTAL-COSTS]                       3,864
[OTHER-EXPENSES]                1,376,574
[LOSS-PROVISION]                        0
[INTEREST-EXPENSE]                 62,553
[INCOME-PRETAX]                   628,532
[INCOME-TAX]                            0
[INCOME-CONTINUING]               628,532
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
[NET-INCOME]                      628,532
[EPS-BASIC]                           .01
[EPS-DILUTED]                         .01