Form 10QSB
period 2000-09-30
PANDA PROJECT INC
filed 2000-11-14
CIK 917736

United States
                Securities and Exchange Commission
                       Washington, D.C. 20549

                           FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.

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

                           (561) 338-3933
                (Registrant's telephone number)

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

Common Stock, $.01 Par Value 59,102,835 shares as of November 4, 2000.

                    THE PANDA PROJECT, INC.

Index
                                                             Page

Part I - Financial Information
Item 1 - Financial Statements (unaudited)

          Condensed Balance Sheets   September 30, 2000
          and December 31, 1999

          Condensed Statements of Operations - Nine months ended September 30, 2000 and September 30, 1999

          Condensed Statements of Cash Flows - Nine months ended September 30, 2000 and September 30, 1999

          Notes to Condensed Financial Statements -
          September 30, 2000

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

Item 3 -Defaults Upon Senior Securities

Item 4 -Submission of Matters to Vote of Security Holders

Item 5 -Other Information

Item 6 -Exhibits and Reports on Form 8-K

          Signatures

          Exhibit Index

The Panda Project, Inc.
Condensed Balance Sheets

                                         September 30,   December 31,
                                           2000            1999
                                       ------------- -------------
                                        (Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents              $       9,580  $     180,388
Accounts receivable-trade                     29,757         68,856
Inventory, net                                  -            16,007
Other receivables                             86,440         15,999
Prepaid expenses and other current
  assets                                           0         85,249
                                       ------------- -------------
Total current assets                         125,777        366,499
                                       ------------- -------------

Property and equipment, net                     -           442,401
Restricted cash                               80,000         80,000
Other assets                                       0         84,934
Investment in Silicon Bandwidth, Inc.        600,000           -
                                       ------------- -------------

Total assets                           $     805,777  $     973,834
                                       =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                       $      969,740 $   1,242,775
Notes payable                               2,395,000     3,575,000
Accrued expenses and other
 current liabilities                        1,566,225     1,602,512
                                        ------------- -------------
Total current liabilities                   4,930,965     6,420,287
                                        ------------- -------------
Stockholders' Deficit:
Preferred stock, $.01 par value,
  2,000,000 shares authorized;
  no shares  issued and outstanding
  at September 30, 2000 and 528 shares
  issued and outstanding at December 31, 1999      -        4,864,137
Common Stock, $.01 par value, 100,000,000
  shares authorized: 59,102,835 shares
  issued and outstanding at September 30,
  2000. 50,000,000 shares authorized and
  29,698,426 shares issued and outstanding
  at December 31, 1999                      591,028       296,986
Additional paid-in capital                 83,073,314    77,751,972
Accumulated deficit                       (87,789,531)  (88,359,548)
                                         ------------  ------------
Total stockholders' deficit                (4,125,188)   (5,446,453)
                                        ------------- -------------
Total liabilities and stockholders'
  deficit                               $     805,777 $     973,834
                                        =============  =============

See Notes to Condensed Financial Statements.



The Panda Project, Inc.
Condensed Statements of Operations (Unaudited)
                            Three Months Ended           Nine Months Ended
                                  Sept 30,                   Sept 30,
                              2000         1999         2000         1999
                           ----------- ----------- ----------- -----------
Revenues:
   Product sales           $      0     $      101   $   52,024   $   403,841
   Licensing fees           125,000        250,000      125,000       750,000
   Less returns                   0             (3239)        0         (3239)
                           -----------  -----------  -----------  -----------
   Net revenues            $125,000    $   250,101  $   177,024   $ 1,153,841

Costs and expenses:
   Cost of sales                  0         11,933       55,888      206,060
   Research and
    development                   0        182,988         -         54,652
   Selling, general
    and administrative      228,399        648,127    1,625,973    3,372,071
   Amortization of debt
    issuance costs/
    accrued penalties       255,192      1,246,000      609,192    2,695,500
   Cost associated with
    Asset impairments             0        167,223            0      167,223
                           -----------  -----------  -----------  -----------
    Total costs and
     expenses               483,591      1,187,271    2,291,053    7,195,506
                           -----------  -----------  -----------  -----------
    Operating loss         (358,591)      (937,170)  (2,114,029)  (6,041,665)

    Interest (expense)            0           (599)     (62,553)    (302,938)
    Other income                  0        105,287        5,274      111,059
Gain on sale of assets          0            -      2,441,249         -
                           -----------  -----------  -----------  -----------

    Net income (loss)     $(358,591)   $  (828,787) $   269,941  $(6,175,176)
                           ============ ===========  ===========  ===========

Dividends and amortization
 of beneficial conversion
 feature related to
 convertible preferred
 stock                          -              -            -        (689,713)
                           ============ ===========  ===========  ===========

Net income (loss) applicable
 to common stock           $  (358,591)$  (828,787) $   269,941   (6,229,243)
                           ============ ===========  ===========  ===========

   Basic and diluted earnings
   (loss) per common share $      (.01) $      (.03) $       .01 $      (.25)
                           ===========  ===========  ===========  ===========
   Weighted average shares
    outstanding- Basic       59,102,835   29,683,980   54,086,097   24,582,521
                           ===========  ===========  ===========  ===========
Weighted average shares
    outstanding- Basic       59,102,835   29,683,980   54,086,097   24,582,521
                           ===========  ===========  ===========  ===========

See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Condensed Statements of Cash Flows (Unaudited)

                                             Nine Months Ended
                                                Sept 30,
                                            2000          1999
                                       ------------- -------------

Net cash used in operating activities       (671,989)   (1,925,453)

Cash flows from investing activities:
Additions to property and equipment             -             -
Dispositions of property and equipment          -           80,200
                                       ------------- -------------
Net cash provided by (used in)
  investing activities                          -           80,200

Cash flows from financing activities:
  Proceeds from issuance of
  convertible preferred stock                   -             -
  Proceeds from issuance of common stock        -          915,173
  Proceeds from issuance of notes payable    820,000       950,000
  Repayment of notes payable                    -             -
  Payments of convertible preferred stock       -             -
    issuance costs                              -             -
                                       ------------- -------------
Net cash provided by financing
  activities                                 820,000     1,865,175
                                       ------------- -------------
Net increase (decrease) in cash
 and cash equivalents                        148,011        19,922
                                       ------------- -------------
Cash and cash equivalents at
  beginning of period                              0        60,613
                                       ------------- -------------
Cash and cash equivalents at end
of period                              $        9580  $     80,535
                                       =============  =============

              See Notes to Condensed Financial Statements.

The Panda Project, Inc.
Notes to Condensed Financial Statements
September 30, 2000

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

2.  Inventory

As of September 30, 2000, the company had no inventory as these assets were sold to Silicon Bandwidth, Inc. ("SBI") on February 18, 2000 as part of the Asset Purchase Agreement. Inventory as of December 31, 1999 is comprised of the Company's VSPA raw materials and finished goods of $16,007.

3.  Property and Equipment

As of September 30, 2000 the Company had no property and equipment, certain fixed assets were sold to Silicon Bandwidth, Inc. on February 18, 2000.
The remaining property and equipment which was fully depreciated was sold on July 1, 2000.

4.  Notes Payable

As of February 18, 2000, the Helix loans in the aggregate principal amount of $2,000,000 were transferred to SBI and the Helix warrants were repriced to $.20 per share and the expiration date was extended to February 18, 2005.

In January and February 2000, the Company entered into an agreement with SBI pursuant to which SBI has loaned the Company an additional
$720,000, with borrowed amounts totaling $2,295,000. As part of the Liberty settlement, SBI loaned the Company an additional $100,000 in July bringing the total to $2,395,000. In connection with these loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement. The loans bear interest at a rate of 6% per annum and were due and payable on February 24, 2000. As of November 14, 2000, the notes in the aggregate of $2,395,000 have not been repaid to SBI.


5.  SERIES A CONVERTIBLE PREFERRED STOCK

On January 19, 2000, the remaining 528 shares of Series A Preferred outstanding were converted into 20,262,681 shares of the Company's common stock.

6. COMMON STOCK

On February 22, 2000, the Company issued an additional 5,246,727 shares of the Company's common stock related to the twelve month anniversary date (August 15, 1999) of the August 1998 Private
Placement.

On February 22, 2000 the additional 3,750,000 share of the Company's common stock were issued to Mr. Sarubbi pursuant an amendment dated June 24, 1999 to the original settlement agreement between the Company and Mr. Sarubbi dated December 11, 1998.

7. Earning Per Share

The Company's earnings per share is computed in accordance with FAS No. 128 " Earnings Per Share". FAS 128 requires the presentation of both basic and diluted earnings per share. As of June 30, 2000, included in diluted earnings per share are 750,000 common stock equivalents related to warrants. Due to losses from continuing operations for the quarter ended June 30, 2000 and in 1999, the effect of stock options and warrants is antidilutive. Accordingly, in 1999 the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

8. SBI Asset Purchase Agreement

On February 18, 2000 the Shareholders of Panda approved the Asset
Purchase Agreement which sold substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15,
2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI. On March 11, 2000 the Stockholder's Agreement by and between, Panda, SBI, VantagePoint Venture Partners LLC, Archimedes
Capital LLC and the Management Stockholder's was executed. Since the closing of the transaction with SBI in February 2000, the purpose of the Company changed from a technology manufacturing company to a technology holding company with its first investment the ownership of SBI common shares. As a result of the sale the Company has recorded a gain of $2,441,249 which is included in the statement of operations as part of Gain on Sale of Assets.

9. Commitments and Contingent Matters

On October 16, 1998, a complaint was filed against Panda in the United
States District Court for the Southern District of New York by
Promethean Investment Group, L.L.C. The complaint alleges breach of contract by Panda for failing to proceed with a financing transaction and seeks damages in an unspecified amount in excess of $270,000 or a declaration that Panda is required to proceed with the financing transaction. Panda has filed an answer to the complaint. At the present time, the outcome of this litigation is both immeasurable and undeterminable. A court date has been set for August 20, 2001. There can be no assurance that Panda will be successful in defending this litigation.

    On December 11, 1998, Panda and Joseph A. Sarubbi ("Sarubbi") entered into a settlement agreement (the "Settlement Agreement") relating to litigation in which Sarubbi has obtained a judgment against Panda in the amount of $1,227,041. Sarubbi entered into a consulting agreement with Panda in 1992. Sarubbi also later served as a director and general manager of Panda. Under this consulting arrangement, Sarubbi received 91,000 options to purchase shares of Panda Common Stock. Sarubbi also served as a director of Panda in 1995 and 1996. In 1996, Sarubbi notified Panda of his desire to exercise all of his options and to sell all of the Panda Common Stock received upon the exercise of such options. A Florida district court held Panda liable for certain losses Sarubbi alleged he incurred in connection with the sale of his Panda Common Stock and for fees for his previous service as director. The court granted a judgment of $1,227,041 in favor of Sarubbi. Under the Settlement Agreement, Panda has agreed to pay Sarubbi total consideration worth $1,000,000 of which $240,000 has been paid in cash in December 1998 and the remainder is to be satisfied upon the sale of shares of Panda's Common
Stock which have been delivered to Sarubbi by Panda. Panda has registered 1,775,000 shares for Sarubbi pursuant to a registration statement, declared effective on February 5, 1999. The parties have agreed to petition the Florida Court of Appeals for the Fourth
District to dismiss the litigation within five business days after Panda's obligations in the Settlement Agreement have been completed.
If such obligations are not completed, the judgment will remain in effect. This settlement amount was recorded as a charge against Company earnings for the quarter ended December 31, 1998. On April
14, 1999, Panda received a Notice of Default on the Settlement
Agreement. Sarubbi claimed that his inability to sell the stock that he received in the settlement creates a breach under the Settlement Agreement. Panda believes that it is in full compliance with the Settlement Agreement and that no breach exists. On June 25, 1999, the Settlement Agreement was amended to allow Panda to extend its time to satisfy its obligations under the Settlement Agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the
Company issued Sarubbi 2,100,000 shares of Panda Common Stock in the second quarter of 1999 and such shares were recorded as an expense to SG&A at the closing price of $0.156 totaling $327,600. Panda also agreed to issue Sarubbi an additional 3,750,000 shares upon the increase in the number of shares of Panda Common Stock authorized under Panda's Articles of Incorporation. Panda will have 90 days to register such shares of Panda Common Stock with the Securities and Exchange Commission after the approval of the authorization of such shares. $750,000 has been recorded in Panda's financial statements for the additional 3,750,000 shares of Panda Common Stock which were issued in February 2000. The Amended Settlement Agreement imposed a deadline of September 1, 1999 for satisfaction of Panda's obligation to register the 2,100,000 shares of Panda Common Stock with the Securities and Exchange Commission. Panda has not satisfied its obligations under the Amended Settlement Agreement and has received a notice of default. Any further legal action taken by Sarubbi may be material to the Company. On November 2, 1999, as stated in Panda's
Form 8-K dated November 9, 1999, Sarubbi alleged that the Company was in default under the Letter Agreement dated June 24, 1999. Sarubbi demanded payment within 10 days of approximately $505,000 in exchange for the 2,100,000 shares previously issued as well as the 3,750,000 shares which would be issued upon shareholder approval. In February
2000, the 3,750,000 of the Company's common stock were issued. As a result, Sarubbi may assert remedies that he feels are available to him under Florida law which may include a writ of execution as well as levying on real property of Panda. In January 2000, Mr. Sarubbi filed a writ of execution on real property held in Florida. These assets have not been transferred to SBI. On February 4, 2000, Mr. Sarubbi filed a writ of garnishment on the company's funds held at SunTrust
Bank and he garnished $43,989.19. Efforts continue on to resolve the issues with Mr. Sarubbi but at the present time, the outcome of this litigation is both immeasurable and undeterminable.

     On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non-monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately
$809,000. In July 2000, the Company vacated the premises at 951 Broken Sound Parkway NW, Boca Raton, Florida 33487 and settled with Liberty for $375,000 to be paid in a combination of cash and the Company's common stock.

     Panda from time to time is involved in disputes that may lead to litigation in the future. Panda cannot determine the impact of those potential lawsuits at the current time. The disputes are not expected to be material.

10.  Subsequent Events

On July 1, 2000, Panda vacated the premises of its executive offices at 951 Broken Sound Parkway NW, Boca Raton, FL 33487, the Company currently has no principal location.

On July 31, 2000, the Company went to mediation regarding the Liberty complaint, the final outcome was for Panda to pay $375,000 in a combination of cash and the Company's common stock.

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

The Panda Project, Inc. ("Panda" or the "Company") a Florida
Corporation, was incorporated in 1992. From that time until February, 2000, Panda was a technology company engaged in the design, development, manufacture, licensing and sale of interconnect solutions to generate greater throughput from silicon to board to system.

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

On February 18, 2000 the Shareholders of Panda approved the Sale of
Assets to SBI as well as all other items put before them as described in the Company's 14A dated January 28, 2000. On February 28, 2000,
Panda filed an 8-K announcing that the asset sale to SBI was closed subject to the Stockholder's Agreement being finalized and the Helix
Loan being transferred. The Asset Purchase Agreement contemplated the sale of substantially all of Panda's operating assets. All of the originally contemplated assets were transferred to SBI except for those assets, the real property located in Florida, that were levied by Mr. Sarubbi in January 2000 as part of the Writ of Execution that was filed in Palm Beach County Court. On March 15, 2000, the Helix loans in the aggregate amount of $2,000,000 were transferred to SBI.
On March 11, 2000 the Stockholder's Agreement by and between, Panda,
SBI, VantagePoint Venture Partners LLC, Archimedes Capital LLC and the Management Stockholder's was executed. Since the closing of the transaction with SBI in February 2000, the purpose of the Company is now a technology holding company with its first investment the ownership of SBI common shares.

Results of Operations -Quarter and Nine Months Ended September 30, 2000 and
1999

Revenues from product continued at zero during the quarter ended September 30, 2000 ("Third Quarter of 2000"). There was licensing revenue of $125,000 for a net revenue of $125,000 as compared to approximately $250,000 for the quarter ended September 30, 1999("Third Quarter of 1999"). Revenues for the nine months ended September 30, 2000, decreased to approximately $177,000 as compared to approximately $1,154,000 for the nine months ended September 30, 1999. The net revenue decrease for the quarter and nine months ended September 30, 2000 was attributable the closing of the Asset Purchase agreement with SBI and transforming the Company from a technology manufacturing company to a technology holding company.

Cost of goods sold for the quarter and nine months ended September 30, 2000 and 1999 of approximately zero and $55,000 and $12,000 and $206,000, respectively, is comprised of raw material purchases related to VSPA sales.

Research and development ("R&D") expenses decreased to zero for the quarter and nine months ended September 30, 2000 as compared to approximately $183,000 and $755,000 for the quarter and nine months ended September 30, 1999. The Company ceased all R&D effort upon closing of the Asset Purchase agreement with SBI. R&D for the quarter and nine months ended September 30, 1999, was attributable to new custom VSPA designs for specific customer applications and the refinement of the existing VSPA Flex automation machines.

Consistent with management's focus on decreasing fixed costs, selling, general and administrative ("SG&A") expenses decreased for the quarter and nine months ended September 30, 2000 to approximately $228,000 and $1,626,000 compared to approximately $648,000 and $3,372,000 for the same period in the prior year, respectively. The average number of employees has decreased from 20 at September 30, 1999 to 1 part-time employee and 2 contract employees as of September 30, 2000.

Total debt issuance costs associated with short-term borrowings from Helix, including the value of the warrants issued in connection with such borrowings, charged to amortization expense during the quarter and nine months ended September 30, 1999, amounted to $525,000. During the quarter and nine months ended September 30, 2000 there was no such amortization expense as the warrants were fully amortized.

The valuation of the warrants and related amortization expense represents a non-cash transaction.

In the quarter and nine months ended September 30, 2000, $192,000 and $1,408,000 of liquidating damages are recorded in accrued penalties related to the 1998 common stock private placement. For the quarter and nine months ended September 30, 1999 accrued penalties totaling $177,00 and $2,695,500 related to the Series A Preferred Convertible transaction and the 1998 common stock private placement were accrued.

Interest expense accrued for the quarter and nine months ended September 30, 2000 were approximately $65,000 and $163,000. Approximately $1,000 and $303,000, were accrued respectively, for the same period last year. The accrued interest expense in 2000 represents the interest related to the SBI and other potential Notes Payable.

Gain on sale of assets for the nine months ending September 30, 2000, includes approximately $2,441,000 related to the closing of the SBI Asset Purchase Agreement

YEAR 2000 COMPLIANCE

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

Liquidity and Capital Resources
- ---------------------------------

During February 1998, the Company completed a private placement of $6.0 million of Series A Preferred Stock and received net proceeds of approximately $5.8 million. The shares of preferred stock are convertible into common stock at the lower of $3.50 per share (in accordance with the revised terms effective July 2, 1998) or a floating conversion price. Through September 30, 2000, 801 shares of preferred stock were converted into an aggregate of 24,914,698 shares of Panda Common Stock. As of March 31, 2000, there are no preferred shares are outstanding.

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

     The Company has been able to obtain short-term financing from SBI through secured promissory notes totaling $2,395,000 through September, 2000. These funds have allowed the Company to fund certain monthly obligations as well as certain payables. Additionally, the Company has settled certain obligations through the issuance of Panda Common Stock. Since the Company's current working capital is insufficient to operate the Company, in the event that the Company cannot seek additional financing, it will be forced to cease operations.

     In June, July, August, October and November 1999, and January,
February and July 2000, the Company entered into agreements with SBI pursuant to which SBI has loaned the Company $2,395,000. In connection with the loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000, pursuant to Amendment 2 to the Asset Purchase Agreement. As of November 14, 2000 the principal has not been repaid to SBI.

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

     For the quarter ended September 30, 2000 and 1999, the Company's payables were segmented into the following categories: operational, professional, Systems and Technology. Payables for the quarter ended
2000 of approximately $795,000 as compared to the quarter ended 1999 of approximately $1,400,000 increased or decreased as follows:
Operations 6% versus 15%, professional fees 93% versus 67%, Systems 0% versus 11% and Technology 1% versus 7%, respectively. Payables related to operations decreased slightly as a result of negotiated settlement payments to vendors. Professional fees increased as a result of increasing legal fees that were not current due to liquidity. The decrease in technology payables is a result of vendors requiring payments on a COD basis. Accounts receivables related to the quarters ended September 30, 2000 and 1999 of approximately $50,000 and $45,000, respectively, represent Technology related receivables.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

RISK ASSOCIATED WITH OUR FINANCIAL POSITION.

WE ARE DEPENDENT UPON THE SUCCESS OF SBI AND SUFFICIENT CASH TO
MAINTAIN OPERATIONS.

We require approximately $20,000 monthly to fund the Company's current operations. The Company is dependent upon receivables being paid in order to fund operations. If the Company does not receive these funds, the Company could be forced to cease operations and file bankruptcy.

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

WE CANNOT REPAY OUTSTANDING INDEBTEDNESS:

In June, July, August, October and November 1999, and January, February and July 2000, the Company entered into agreements with SBI pursuant to which SBI has loaned the Company $2,395,000. In connection with the loan, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement, dated October 1, 1999, by and between the Company and SBI. The loan bears an interest rate of 6% per annum and is due and payable on February 24, 2000 pursuant to Amendment 2 to The Asset Purchase Agreement. (See Exhibits 4.9-4.15) As of November 14, 2000 the principle has not been repaid to SBI.

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

OTHER FACTORS THAT MAY ADVERSELY AFFECT OUR RESULTS

OTHER PENDING LITIGATION MATTERS

WE HAVE ONE OTHER PENDING LITIGATION MATTERS THAT IS NOT RESOLVED

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

WE HAVE EXISTING OBLIGATIONS TO SOME PANDA SECURITYHOLDERS.

Holders of Common Stock received in the August 1998 private placement have the right to receive $1,850,000 through September 30, 2000, in penalty payments from Panda due to unfulfilled obligations. Some of the holders have agreed to waive this penalty.

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

The Company has market risk exposure related to notes payable.

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

     On July 18, 1999, a complaint was filed against the Company in Palm Beach County, Florida by Liberty Property Limited Partnership ("Liberty"). The complaint alleges breach of contract by the Company for non-monetary default of its lease agreement for the premises at 951 Broken Sound Parkway, Boca Raton, Florida. Liberty seeks acceleration of future rent payments in the amount of approximately
$809,000. In July 2000, the Company vacated the premises at 951 Broken Sound Parkway NW, Boca Raton, Florida 33487 and settled with Liberty for $375,000 to be paid in a combination of cash and the Company's common stock.

     Panda from time to time is involved in disputes that may lead to litigation in the future. Panda cannot determine the impact of those potential lawsuits at the current time.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

The Company has outstanding loans from SBI in the aggregate principal amount of $2,395,000. In connection with these loans, the Company has granted to SBI a security interest in substantially all of the assets of the Company pursuant to the Security Agreement. The loans bear interest at a rate of 6% per annum and were due and payable on February 24, 2000. As of November 14, 2000, the notes in the aggregate of $2,295,000 have not been repaid to SBI.

Item 4. Submission of Matters to Vote of Security Holders

    None

Item 5. Other Information

    Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a) See the Exhibit Index included immediately preceding the Exhibits to this report, which is incorporated herein by reference.

  (b)  Reports on Form 8-K:

    The Company has filed the no reports on Form 8-K `since
July 1, 2000:


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE PANDA PROJECT, INC.
Date:   November 14, 2000             By: /s/ JOHN FRIEDLINE
                                 -------------------------------
                                      John Friedline
                                 Chief Financial Officer
                                 (On behalf of the Registrant and
                                 as Principal Financial and
                                 Accounting Officer)

                             EXHIBIT INDEX


Exhibit                        Description of Exhibit
- ---------                    ----------------------

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

27      Financial Data Schedule.
________________

@ -Management contracts and compensatory plans and arrangements


[ARTICLE]                            5
[PERIOD-TYPE]                       9-MOS
[FISCAL-YEAR-END]             DEC-31-2000
[PERIOD-END]                  Sep-30-2000
[CASH]                               9580
[SECURITIES]                            0
[RECEIVABLES]                     116,197
[ALLOWANCES]                            0
[INVENTORY]                             0
[CURRENT-ASSETS]                  125,777
[PP&E]                                  0
[DEPRECIATION]                     34,463
[TOTAL-ASSETS]                    805,777
[CURRENT-LIABILITIES]           4,930,965
[BONDS]                                 0
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[COMMON]                          591,028
[OTHER-SE]                              0
[TOTAL-LIABILITY-AND-EQUITY]      805,777
[SALES]                            52,024
[TOTAL-REVENUES]                  177,024
[CGS]                              55,888
[TOTAL-COSTS]                           0
[OTHER-EXPENSES]                2,114,029
[LOSS-PROVISION]                        0
[INTEREST-EXPENSE]                 62,553
[INCOME-PRETAX]                   269,941
[INCOME-TAX]                            0
[INCOME-CONTINUING]               269,941
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
[NET-INCOME]                      269,941
[EPS-BASIC]                           .01
[EPS-DILUTED]                         .01